Form 10-Q
period 2023-09-30
American Picture House Corp
filed 2023-11-14
CIK 1771995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-56586

American Picture House Corporation

(Exact name of registrant as specified in its charter)

Wyoming	85-4154740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6770

(Primary Standard Industrial Classification Code Number)

555 Madison Avenue 5FL, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 1-800-689-6885

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock as of November 5, 2023 was 107,740,991 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

i

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to American Picture House Corporation, a Wyoming corporation unless the context requires otherwise.

1

Item 1. Financial Statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)	*
Current Assets
Cash and cash equivalents	$531,393	$31,573
Accounts receivable	-	344,924
Prepaid expenses	51,684	32,862
Receivable - related party	38,125	70
Other receivables	180	347
Total Current Assets	621,382	409,776

Produced and licensed content costs	158,508	121,355
Intangible assets, net of accumulated amortization of $250	8,750	-
IMM loans receivable, net of allowance of $366,387	-	-
Prepaid expenses, non-current	21,000	-

TOTAL ASSETS	809,640	531,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	141,350	273,699
Payable to related parties	-	130,000
Deferred revenue, current portion	-	35,000
Interest payable - related party	-	-
Interest payable - EIDL loan	14,492	10,288
Note payable - related party	-	-
Total Current Liabilities	155,842	448,987

Economic injury disaster loan, non-current	149,900	149,900

Total Liabilities	305,742	598,887

Stockholders’ Equity (Deficit):
Common Stock $0.0001 par value. 1,000,000,000 authorized. 108,715,991 and 100,735,159 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	471,472	470,673
Preferred Stock $0.0001 par value. 1,000,000 authorized. 3,829 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	-	-
Subscription receivable	-	-
Additional paid in capital	4,642,318	3,116,949
Accumulated deficit	(4,609,892)	(3,655,378)
Total Stockholders’ Equity (Deficit)	503,898	(67,756)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$809,640	$531,131

*	Derived from audited information

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022

Consulting revenues	$-	$115,000	$169,111	$115,000

Cost of revenues	-	1,426	36,701	1,426
	-	113,574	132,410	113,574

Operating Expenses:
General and administrative:	495,257	103,849	1,073,980	310,639
Research and development expenses	8,803	-	8,803	-
Total Operating Expenses	504,060	103,849	1,082,783	310,639
Net Operating Loss	(504,060)	9,725	(950,373)	(197,065)

Other Income (Expenses):
Interest income	340	-	2,793	-
Interest expense	(2,993)	(1,550)	(6,934)	(5,178)
Net Other Income (Expenses)	(2,653)	(1,550)	(4,141)	(5,178)
Loss before income taxes	(506,713)	8,175	(954,514)	(202,243)
Income taxes	-	-	-	-
Net loss	$(506,713)	$8,175	$(954,514)	$(202,243)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares used in per share computation - Basic and Diluted	107,740,991	98,735,159	103,083,257	91,735,159

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2023

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Stock Subscription	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	Receivable	(Deficit)

Balance, December 31, 2022	100,735,159	$470,673	3,829	$-	$3,116,949	$(3,655,378)	-	$(67,756)

Conversion of accrued liabilities totaling $105,000 into options to purchase 1,160,221 shares of Common Stock	-	-	-	-	105,000	-	-	105,000

Net Loss	-	-	-	-	-	(52,339)	-	(52,339)

Balance, March 31, 2023	100,735,159	$470,673	3,829	$-	$3,221,949	$(3,707,717)	$-	$(15,095)

Common stock issued for services at $0.15/share	166,667	17	-	-	24,983	-	-	25,000

Issuance of Common Stock	3,333,328	334	-	-	499,666	-	(40,166)	459,834

Net Loss	-	-	-	-	-	(395,462)	-	(395,462)

Balance, June 30, 2023	104,235,154	$471,024	3,829	$-	$3,746,598	$(4,103,179)	$(40,166)	$74,277

Common stock issued for services at $0.20/share	666,667	67	-	-	133,266	-	-	133,333

Issuance of Common Stock	3,814,170	381	-	-	762,454	-	40,166	803,001

Net Loss	-	-	-	-	-	(506,713)	-	(506,713)

Balance, September 30, 2023	108,715,991	$471,472	3,829	$-	$4,642,318	$(4,609,892)	$-	$503,898

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2022

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Stock Subscription	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	Receivable	(Deficit)

Balance, December 31, 2021	95,735,159	$470,173	3,829	$-	$2,792,449	$(3,569,622)	$-	$(307,000)

Net Loss	-	-	-	-	-	(69,235)	-	(69,235)

Balance, March 31, 2022	95,735,159	$470,173	3,829	$-	$2,792,449	$(3,638,857)	$-	$(376,235)

Conversion of notes payable and interest payable to related party to Common Stock and assumpton of Liabilites by related party for Common Stock	3,000,000	300	-	-	299,700	-	-	300,000

Net Loss	-	-	-	-	-	(141,183)	-	(141,183)

Balance, June 30, 2022	98,735,159	$470,473	3,829	$-	$3,092,149	$(3,780,040)	$-	$(217,418)

Net Income	-	-	-	-	-	8,175	-	8,175

Balance, September 30, 2022	98,735,159	$470,473	3,829	$-	$3,092,149	$(3,771,865)	$-	$(209,243)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(954,514)	$(202,243)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Reserve for uncollectible receivable	193,932	-
Common Stock issued for services	158,333	-
Amortization expense	250	-
Change in operating assets and liabilities:
Accounts receivable	150,992	-
Prepaid expenses	(39,822)	(5,356)
Other receivables	(37,888)	-
Accounts payable and accrued expenses	(27,349)	182,139
Payable to related party	(130,000)	-
Interest payable - related parties	-	292
Interest payable - EIDL loan	4,204	4,204
Deferred revenue	(35,000)	36,250
Net Cash Flows from Operating Activities	(716,862)	15,286

Cash Flows from Investing Activities:
Produced and licensed costs	(37,153)	(102,724)
Intangible assets	(9,000)	-
Net Cash Flows from Investing Activities	(46,153)	(102,724)

Cash Flows from Financing Activities:
Proceeds from debt borrowings - related parties	178,500	112,760
Repayment of debt borrowings - related parties	(178,500)	(66,260)
Proceeds from sale of Common Stock	1,262,835	-
Net Cash Flows from Financing Activities	1,262,835	46,500

Net Increase in Cash and Cash Equivalents	499,820	(40,938)
Cash and Cash Equivalents, Beginning of Period	31,573	101,289
Cash and Cash Equivalents, End of Period	$531,393	$60,351

Non-cash Financing and Investing Activities:
Conversion of accrued expenses into options to purchase Common Stock	$105,000	$-

Conversion of note payable to related parties and accrued interest to Common Stock	$-	$300,000

Common Stock issued for services	$158,333	$0

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

American Picture House Corporation. (“the Company,” “we” “us”) was incorporated in the State of Nevada on September 21, 2005, originally under the corporate name of Servinational, Inc. The Company subsequently changed its name to Shikisai International, Inc. in November 2005 and then to Life Design Station, Intl., Inc. in August 2007. The Company changed its state of domicile from Nevada to Wyoming on October 13, 2020. On December 4, 2020, the Company changed its name to American Picture House Corporation.

The Board of Directors approved a 50:1 reverse stock split that became effective in the marketplace on October 11, 2021.

Following the reverse stock split, on September 13, 2021, the Company adopted an amendment to the Company’s Articles of Incorporation to reduce the number of authorized shares from 4,700,000,000 shares of Common Stock at $0.0001 par value to 1,000,000,000 shares of Common Stock at $0.0001 par value.

As of October 11, 2023, the Company has 1,001,000,000 shares authorized, including 1,000,000,000 common shares and 1,000,000 preferred shares.

The Company’s year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accepted accounting principles (“GAAP”) in the United States.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of American Picture House Corporation and its wholly owned subsidiaries, Devil’s Half-Acre, LLC and Ask Christine Productions, LLC.

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on December 31, 2022, as presented in the Company’s Recent Form 10 filing.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2023, the Company had working capital of $465,540 and an accumulated deficit of $4,609,892.

Because the Company does not expect that the existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company has been funded by related party shareholders and officers. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue recognition

Revenue from entertainment content creation will be recognized under the using the five-step approach required under the guidelines of ASC 606:

1.	Identify the contract with the client,

2.	Identify the performance obligations in the contract,

3.	Determine the transaction price,

4.	Allocate the transaction price to performance obligations in the contract

5.	Recognize revenues when or as the Company satisfies a performance obligation

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses expected to be charged to expense in the next twelve months are reported as current assets. Prepaid expenses are recorded at fair market value.

The balance of prepaid expenses was:

	September 30, 2023	December 31, 2022
Prepaid expenses, current	$51,684	$32,862
Prepaid expenses, non-current	21,000	-
	$72,684	$32,862

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2023, and December 31, 2022, the Company had $531,393 and $31,573 in cash on hand, respectively.

Intangible Assets - Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs” (ASC 350-50). All costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred. The Company capitalizes external website development costs (“website costs”), which primarily include third-party costs related to developing applications, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page.

Through September 30, 2023, the capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a three-year period. Amortization expense for the three and nine months ended September 30, 2023 was $250.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that has an impact on the Company’s operations.

NOTE 3. INTANGIBLE ASSETS

The identifiable intangible assets consist of the following assets:

	September 30, 2023		December 31, 2022
	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
Website development costs	$9,000	$250	$-	$-	3
Total intangible assets	$6,276,422	$6,211,469	$-	$-

There were no impairment charges associated with the Company’s identifiable intangible assets in the nine and twelve months ended September 30, 2023 and December 31, 2022, respectfully.

Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations was $250 for the three and nine months ended September 30, 2023. The Company did not own any intangible assets during the year-ended December 31, 2022.

NOTE 4 – EQUITY

Common Stock

Common Shares - As of October 11, 2023 APHP has 1,000,000,000 common shares authorized of which 107,740,991 shares issued and outstanding. As of October 11, 2023 the total number of shareholders of record was 308. All common shares are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of preferred shares.

Preferred Stock

Preferred Shares - As of October 11, 2023 the Company had 1,000,000 preferred shares authorized, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). At present, 3,829 Series A preferred shares are issued and outstanding. The Series A preferred shares do not have any rights to dividends; voting - each share of Series A preferred shares carries a superior voting right to the Company’s common shares, each Series A preferred share shall be counted as 1,000,000 votes in any Company vote. Each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares. Series A preferred shares hold a first position lien against all of the Company’s assets including but not limited to the Company’s IP (“Intellectual Property”). The Preferred shares do not have any specific redemption rights or sinking fund provisions.

Common Stock Activity– During the quarter ended June 30, 2023, the Company sold 3,333,328 shares of Common Stock at $0.15 per share to new investors resulting in total proceeds of $500,000. During the quarter ended September 30, 2023, the Company sold 3,814,170 shares of Common Stock at $0.20 per share to new investors resulting in total proceeds of $803,001. Also, during the quarter and nine months ended September 30, 2023, the Company issued 666,667 shares and 833,334 shares of Common Stock, respectively, pursuant to advisory agreements.

Dividend Provisions.

Subject to preferential dividend rights, if any, of the holders of Preferred Stock, dividends on the Common Stock may be declared by the Board of Directors and paid out of any funds legally available therefor at such times and in such amounts as the Board of Directors shall determine.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the quarters ended September 30, 2023 and 2022, the Company incurred approximately $30,000 and $80,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. During the nine months ended September 30, 2023 and 2022, the Company incurred approximately $140,000 and $90,000, respectively, of professional fees to the same legal firm affiliated with a member of the Board of Directors At September 30, 2023 and December 31, 2022, $0 and $65,000, respectively, in accounts payable and accrued expenses were owed to the legal firm.

During the quarters ended September 30, 2023 and 2022, the Company incurred approximately $39,000 and $41,000, respectively, of consulting fees to members of the Board of Directors or their affiliates. During the nine months ended September 30, 2023 and 2022, the Company incurred approximately $86,000 and $113,000, respectively, of consulting fees to members of the Board of Directors or their affiliates. As of September 30, 2023 and December 31, 2022, the Company had accrued consulting fees of $0 and $105,000, respectively. On January 1, 2023, $105,000 of accrued consulting fees were exchanged for options to purchase 1,160,221 shares of Common Stock at $0.125 per share.

On March 31, 2022, the Company agreed to exchange $299,401 in debt obligations to Michael MacGregor, the Company’s CEO & President and Board member, and relief from two of the Company’s legal services providers in exchange for equity in the form of 3,000,000 common shares valued at $0.10 per share for an equivalent aggregate value of $300,000. The transaction enabled the Company to retire $231,901 of debt due and owing to Mr. MacGregor and $67,500 of accrued legal fees.

During the three and nine months ended September 30, 2023, the Company borrowed $0 and $178,500 respectively, from Mr. MacGregor pursuant to a master loan agreement that is due and payable in 2024. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. During the three and nine months ended September 30, 2023, the Company also repaid $102,519 and $178,500 of these related party borrowings. This note is not convertible.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2023, to the date these consolidated financial statements were issued., Except as noted below, management has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

During the period October 1, 2023 to present, the Company sold 690,000 shares of Common Stock at $0.20 per share to new investors resulting in total proceeds of $138,000.

In November 2023, the Company entered into a Consulting Agreement with A. John Luessenhop a director of the Company, pursuant to which Mr. Luessenhop will serve as acting President of the Company in return for $80,000.00 to be paid in four (4) monthly payments of $20,000.00. The Consulting Agreement shall expire on December 31, 2023, unless renewed.

In November 2023, the Company entered into a Consulting Agreement with Michael Blanchard, a director of the Company, pursuant to which Mr. Blanchard will act as an advisor to the Company to promote the quality of the Company’s products and services and to enhance and develop the Company’s relationships with the entertainment industry and technology developers. In return for these services, the Company has paid Mr. Blanchard $40,625.00 for services rendered. The Consulting Agreement shall expire on December 31, 2023, unless renewed.

In November 2023, the Company entered into a Consulting Agreement with Philip Quartararo, a director of the Company, pursuant to which Mr. Quartararo will act as an advisor to the Company to promote the quality of the Company’s products and services and to enhance and develop the Company’s relationships with the entertainment industry and technology developers. In return for these services, the Company has paid Mr. Blanchard $10,000.00 for services rendered. The Consulting Agreement shall expire on December 31, 2023, unless renewed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

American Picture House Corporation aka American Picture House Pictures plans to be a premiere entertainment company with a focus on feature films, limited series, and content-enhancing technologies. APHP is managed by astute financiers and supported by seasoned creatives. To date, the Company has provided general consulting services to entertainment industry-based clients. These clients were interested in our entertainment industry expertise and general business knowledge. The services provided included the strategy, development, and procurement of materials including; business plans, financial projections, and corporate marketing materials for the entertainment industry. The Company has refocused its efforts and will no longer be providing these services to independent clients. Going forward, APHP plans to partner with filmmakers, showrunners, content developers and strategic technology partners to develop, package, finance, and produce high-quality feature films and television shows with broad-market appeal. The Company’s management, Board of Directors and advisors have had relationships with major studios due to many of them having worked within the entertainment industry on many films and shows in a variety of specialties including: writing, producing, directing, casting, sales, and licensing. Although these relationships have not yet yielded results to APHP to date, the Company anticipates it will be able to access these relationships to benefit the Company in its future endeavors.

The Company intends to specialize in mid-budgeted productions where more than 100% of the budget can be collateralized by a films or shows intellectual property (‘IP”), unsold licensing sales projections, pre-sold licensing contracts, incentive agreements, tax rebates, and grants. The Company’s management and advisors will use these assets to limit risk and guarantee greater profitability. The IP (e.g., the book rights, script, screenplay, etc.) of a particular film or show usually has a quantifiable value, especially if such IP was written by a recognized author or by a WGA (“Writers Guild of America”) writer and further enhanced by the addition of competent producers, proven directors and directors of photography, and talented actors. While the IP itself has value, the previously mentioned elements plus the addition of factors like choosing favorable filming locales to film in (that provide monetary and/or tax incentives) and formulating lean budgets, enable third party financiers to quantify a films’ or shows’ value and this quantifiable-value can be utilized to secure additional equity investors and or be utilized to secure loans. Through the development of a strong package, APHP can limit its overall financial exposure, mitigate financial risk, and reduce the equity required from the Company to produce a film or show Loans and additional equity, are usually only secured for films that have a package that has strong elements and additional factors; therefore, a reduction in equity combined with third-party participation also is expected to increase profitability to the Company.

The Company will strive to become synonymous with creative ability, financial sophistication, and leading-edge technology. The Company has optioned IP with the intent to co-finance and co-produce feature films and limited series shows.

Filmmaking Stages and Our Strategy

To understand our business strategy, it is useful to think of filmmaking in five stages - often with different teams involved at different stages:

●	Development: The first stage in which the ideas for the film are created, rights to books/plays are acquired and the screenplay is written. Financing for the project has to be sought and obtained;
●	Pre-Production: Arrangements and preparations are made for the shoot, such as hiring cast and film crew, selecting locations and constructing sets;
●	Production: The raw footage and other elements for the film are recorded during the film shoot;
●	Post-Production: The images, sound, and visual effects of the recorded film are edited and combined into a finished product; and
●	Distribution: The completed film is distributed, marketed, and screened in cinemas and/or released to video or steaming services.

Our Strategy to Build Value

Our business strategy is to purchase and/or option “entertainment properties” (e.g., book rights, screenplays, scripts, etc.). that have had some level of financial investment in the development stage before we acquire the entertainment property where the initial owner or development team decided to stop development for financial or other reasons after making a substantial investment in development. For this investment, we may share with the original team rights to revenue from the acquired entertainment properties. This strategy will allow the Company to reduce our initial cash outlay when acquiring intellectual properties, allows us to allocate more funds in moving the entertainment property up the filmmaking chain, gives us assistance and goodwill from the original development team, and reduces our financial risks.

Our strategy requires us to make an informed assessment that our management team has the ability to move the script forward where the initial team failed while allowing APHP to capitalize on the initial investment.

We seek to build value in our entertainment properties by many means, including the following:

●	Hiring other qualified Writers Guild of America (“WGA”) writers to further develop, polish, or re-write entertainment properties;
●	Securing or attaching quality talent (e.g., producers, director, actors, etc.);
●	Determining pre-sales values;
●	Securing some pre-sales (mostly in international markets);
●	Securing financial and banking relations;
●	Hiring a talent agency, retaining attorneys;
●	Determining shooting locations, including the best place to obtain financial incentives and/or grants;
●	Developing a comprehensive budget and devising financing strategy;
●	Securing a completion bond; and
●	Developing production and marketing materials (e.g., look-book, location scouting, poster-design, etc.).

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise.

Off-Balance Sheet Arrangements

None.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months ended September 30,
	2023	2022	Change $

Consulting revenues	$-	$115,000	$(115,000)

Cost of revenues	-	1,426	(1,426)
	-	113,574	(113,574)

Operating Expenses:
General and administrative	495,257	103,849	391,408
Research and development	8,803	-
Total Operating Expenses	504,060	103,849	391,408
Net operating income (loss)	(504,060)	9,725	(504,982)

Other Income (Expenses):
Interest income	340	-	340
Interest expense	(2,993)	(1,550)	(1,443)
Net Other Income (Expenses)	(2,653)	(1,550)	(1,103)
Income (loss) before income taxes	(506,713)	8,175	(514,888)
Income taxes	-	-	-
Net income (loss)	$(506,713)	$8,175	$(514,888)

Revenues and Cost of Revenues

During the three months ended September 30, 2023, the Company did not report any revenues or cost of revenues as management transitioned to focusing on film pre-production activities and ceased providing consulting services to third parties. The Company does not anticipate providing consulting services for the remainder of 2023. During the three months ended September 30, 2022, the Company had revenues of approximately $115,000. The Company’s revenue comes from contracts with customers for consulting services.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were approximately $495,000 compared to approximately $103,000 for the three months ended September 30, 2022, an increase of approximately $391,000. The increase was primarily attributable to an approximately $130,000 increase in accounting, auditing, and legal professional fees; a $199,000 increase in contract consulting and management fees; $13,000 of additional insurance expense related to obtaining directors and officers insurance; $16,000 of incremental travel expense; and other general and administrative expenses. As a public company, we expect general and administrative costs to continue to increase in future periods.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2023 were approximately $9,000 compared to $0 for the three months ended September 30, 2022. Research and development expenses relate to our engagement of a part-time development team member during the quarter and related expenses.

Other Income (Expense)

Interest Income. Interest income for the three months ended September 30, 2023 and 2022 was minimal and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the three months ended September 30, 2023 and 2022 was approximately $3,000 and $1,600, respectively, and was primarily related to our Economic Injury Disaster Loan (“EIDL”) and working capital loan.

Liquidity and Capital Resources

During the quarter ended September 30, 2023, the Company sold 3,814,170 shares of Common Stock at $0.20 per share to new investors resulting in total proceeds of approximately $803,000.

We had an accumulated deficit of approximately $4.6 million, incurred a net loss of approximately $507,000, and had cash outflows from operations of approximately $717,000 as of and for the three months ended September 30, 2023. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we develop and produce feature films. To date, we have funded our operations with proceeds from sales of Common Stock and borrowings from related parties under promissory notes. As of September 30, 2023, we had cash and cash equivalents of approximately $531,000.

Operating Activities

During the three months ended September 30, 2023, operating activities used approximately $398,000 of cash, primarily resulting from our net loss of approximately $507,000, partially offset by non-cash charges and changes in our operating assets and liabilities of $108,000.

During the three months ended September 30, 2022, operating activities provided approximately $77,000 of cash, primarily resulting from our net income of approximately $8,000 and changes in our operating assets and liabilities of approximately $69,000.

Investing Activities

During the three months ended September 30, 2023 and 2022, investing activities included approximately $27,000 and $103,000 of produced and licensed film production costs. Costs during the 2023 quarter were lower than expected as a result of the ongoing screenwriters and screen actors strikes. Additionally, during the quarter ended September 30, 2023, the Company invested approximately $9,000 in website development costs.

Financing Activities

During the three months ended September 30, 2023, net cash provided by financing activities was approximately $700,000 including approximately $803,000 of proceeds from the sale of Common Stock partially offset by net repayments of $103,000 on related party borrowings.

During the three months ended September 30, 2022, net cash provided by financing activities was $0.

Nine months ended September 30, 2023 Compared to nine months ended September 30, 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months ended September 30,
	2023	2022	Change $

Consulting revenues	$169,111	$115,000	$54,111

Cost of revenues	36,701	1,426	35,275
	132,410	113,574	18,836

Operating Expenses:
General and administrative	1,073,980	310,639	763,341
Research and development	8,803	-	8,803
Total Operating Expenses	1,082,783	310,639	763,341
Net Operating Loss	(950,373)	(197,065)	(744,505)

Other Income (Expenses):
Interest income	2,793	-	2,793
Interest expense	(6,934)	(5,178)	(1,756)
Net Other Income (Expenses)	(4,141)	(5,178)	1,037
Loss before income taxes	(954,514)	(202,243)	(752,271)
Income taxes	-	-	-
Net loss	$(954,514)	$(202,243)	$(752,271)

Revenues and Cost of Revenues

During the nine months ended September 30, 2023 and 2022, the Company had revenues of approximately $169,000 and $115,000, respectively. During these periods, the Company’s revenue came from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were approximately $1,074,000 compared to approximately $310,000 for the nine months ended September 30, 2022. The increase was primarily attributable to an approximately $260,000 increase in accounting, auditing, and legal professional fees; a $207,000 increase in contract consulting and management fees; $17,000 of additional insurance expense related to obtaining directors and officers insurance; $40,000 of incremental travel expense; and approximately $194,000 of bad debt expense. The customer that owes APH approximately $194,000 advised the Company in June 2023 that their Managing Director had resigned and that the customer ceased operations. Consequently, in the second quarter of 2023 management established an allowance for this receivable and subsequently determined that the monies due were uncollectable and therefore was written off. As a public company, we expect general and administrative costs to continue to increase in future periods.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2023 were approximately $9,000 compared to $0 for the nine months ended September 30, 2022. Research and development expenses relate to our engagement of a part-time development team member during the third quarter of 2023 and related expenses.

Other Income (Expense)

Interest Income. Interest income for the nine months ended September 30, 2023 and 2022 was approximately $2,700 and $0, respectively, and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the nine months ended September 30, 2023 and 2022 was approximately $6,900 and $5,200, respectively, and was primarily related to our Economic Injury Disaster Loan (“EIDL”) and working capital loan.

Liquidity and Capital Resources

During the first nine months of 2023, the Company sold 7,147,498 shares of Common Stock at prices between $0.15 and $0.20 per share to new investors resulting in total proceeds of approximately $1.3 million. There were no stock sales during the corresponding 2022 period.

We had an accumulated deficit of approximately $4. million, incurred a net loss of approximately $955,000, and had cash outflows from operations of approximately $716,000 as of and for the nine months ended September 30, 2023. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we develop and produce feature films. To date, we have funded our operations with proceeds from sales of Common Stock and borrowings from related parties under promissory notes. As of September 30, 2023, we had cash and cash equivalents of approximately $531,000.

Operating Activities

During the nine months ended September 30, 2023, operating activities used approximately $717,000 of cash, primarily resulting from our net loss of approximately $954,000, partially offset by non-cash charges and changes in our operating assets and liabilities of $238,000.

During the nine months ended September 30, 2022, operating activities provided approximately $15,000 of cash, primarily resulting from our net loss of approximately $202,000 being largely offset by non-cash charges and changes in our operating assets and liabilities of approximately $218,000.

Investing Activities

During the nine months ended September 30, 2023 and 2022, investing activities included approximately $37,000 and $103,000 of produced and licensed film production costs. Costs during the 2023 period were lower than expected as a result of the screenwriters and screen actors strikes that commenced in June 2023. Additionally, during 2023, the Company invested approximately $9,000 in website development costs.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $1.3 million of proceeds from the sale of Common Stock. Additionally, during 2023 period the Company borrowed and fully repaid $178,500 under a promissory note with the Company’s chief executive officer.

During the nine months ended September 30, 2022, net cash provided by financing activities was approximately $47,000 resulting from net related party borrowings.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2023 our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Legal Proceeding(s).

Randall S. Sprung v. Bannor Michael MacGregor, Jeffery Katz, and Life Design Station International, Inc. – Supreme Court of New York, County of Kings, Index No.: 504677/2019

This action instituted by Randall Sprung against the Defendants on March 4, 2019, to recover monies he alleges are owed by Defendants (Counter-Plaintiffs) pursuant to written agreements to purchase shares and to provide consulting services between the parties. Defendants Bannor Michael MacGregor and Life Design Station International, Inc. (“LDSI”) (Counter-Plaintiffs) have filed counterclaims to recover damages they have incurred as a direct result of Sprung’s failure to properly perform his obligations and duties under the written agreement between the parties.

In February 2022, Plaintiff Sprung passed away. On May 25, 2023, the Court entered an Order substituting David Sprung, as Administrator of the Estate of Randall S. Sprung, for Randall S. Sprung as Defendant in the action.

While the case was filed in March 2019, due to the COVID-19 pandemic and the death of the Plaintiff, it is still in the preliminary stages. The Defendants will continue to pursue their counterclaims and to defend against Plaintiff’s claims vigorously.

Item 2. Unregistered Sales of Equity Securities, Use Of Proceeds, and Issuer Purchases of Equity Securities.

During the three months ended September 30, 2023, the Company sold 3,814,170 common shares to severasl investors and raised $762,834 in gross proceeds. All of the transactions were exempt from registration under Section 4(a)(2) the Securities Act of 1933, as amended, inasmuch as, in each case: (1) the investors) are sophisticated and knowledgeable about the investment and able to bear its economic risk; (1) there are a very small number of investors; (3) there was no general advertising or solicitation to the public; (4) substantial information was provided to the investors prior to the investment; and (5) the investors each have investment intent, i.e. the investors intend to hold their investment for a reasonably long time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

3.4	Ask Christine Articles of Organization
10.1	Consulting Agreement with Bannor Michael MacGregor
10.1.1	Amended Consulting Agreement with Bannor Michael MacGregor
10.2	Economic Injury Disaster Loan (EIDL)
10.3	American Express Business Line of Credit Loan Agreement and Personal Guarantee
10.4	2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan
10.5	Asset Purchase Agreement with Bold Crayon
10.6	Devil’s Half-Acre Agreement
10.6.1	Devil’s Half-Acre Addendum
10.7	Ask Christine Screenplay Options Purchase Agreement
10.8	Master Loan Agreement between APHP and Bannor MacGregor
14.1	Code of Ethics
14.2	Code of Ethics For Executive Officers
31.1	Certification of Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PICTURE HOUSE CORPORATION

Dated: November 14, 2023	By:	/s/ Bannor Michael MacGregor
Bannor Michael MacGregor

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

