Form 10-K
period 2023-12-31
American Picture House Corp
filed 2024-03-28
CIK 1771995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2023 to December 31, 2023

COMMISSION FILE NO. 000-56586

American Picture House Corporation

(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7812

(Primary Standard Industrial Classification Code Number)

85-4154740

(IRS Employer Identification No.)

555 Madison Avenue, 5th Floor

New York, NY 10022

1-800-689-6885

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2023, the last business day of the registrant’s most recently completed fiscal year, was approximately $ 23,327,571 based on a closing price of $0.345 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 13, 2024 the Registrant had 109,865,991 shares of common stock issued and outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms, “we”, “our”, “us” and the “Company” refer to American Picture House Corporation, a Wyoming corporation unless the context requires otherwise.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to locate and acquire an operating business and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and commencement of operations, and our ability to locate sources of capital necessary to commence operations or otherwise meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include those described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

Corporate History

American Picture House Corporation was incorporated in Nevada on September 21, 2005 under the name Servinational, Inc. The Company subsequently changed its name to Shikisai International, Inc. in November 2005 and then to Life Design Station, Intl., Inc. in August 2007. The Company changed its state of domicile from Nevada to Wyoming on October 13, 2020. On December 4, 2020, the Company changed its name to American Picture House Corporation.

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

As of March 13, 2024, the Company has 1,001,000,000 shares authorized, including 1,000,000,000 common shares and 1,000,000 preferred shares.

Common Shares - As of March 13, 2024 APHP has 1,000,000,000 common shares authorized of which 109,865,991 shares issued and outstanding. As of March 13, 2024 the total number of shareholders of record was 330. All common shares are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of preferred shares.

Preferred Shares - As of March 13, 2024 the Company had 1,000,000 preferred shares authorized, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). At present, 3,846 Series A preferred shares are issued and outstanding. The Series A preferred shares do not have any rights to dividends; voting - each share of Series A preferred shares carries a superior voting right to the Company’s common shares, each Series A preferred share shall be counted as 1,000,000 votes in any Company vote. Each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares. Series A preferred shares hold a first position lien against all of the Company’s assets including but not limited to the Company’s IP (“Intellectual Property”). The Preferred shares do not have any specific redemption rights or sinking fund provisions.

Voting Control - Our Chief Executive Officer and Chairman of the board of Directors, Bannor Michael MacGregor, is the beneficial owner of 28,792,341 shares of common stock, which controls 26.21% of the outstanding common voting shares. Mr. MacGregor is the owner of 100% of the Company’s 3,829 shares of issued and outstanding Series A preferred stock. The Company’s Series A preferred shares have voting rights equal to 1,000,000 votes per each one share. As such, Mr. MacGregor has voting rights equal to 3,857,129,358 shares of common stock, representing 97.92% of voting rights,

Business Overview

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

The Company intends to specialize in mid-budgeted productions where more than 100% of the budget can be collateralized by a film’s or show’s intellectual property (‘IP”), unsold licensing sales projections, pre-sold licensing contracts, incentive agreements, tax rebates, and grants. The Company’s management and advisors will use these assets to limit risk and guarantee greater profitability. The IP (e.g., the book rights, script, screenplay, etc.) of a particular film or show usually has a quantifiable value, especially if such IP was written by a recognized author or by a WGA (“Writers Guild of America”) writer and further enhanced by the addition of competent producers, proven directors and directors of photography, and talented actors. While the IP itself has value, the previously mentioned elements plus the addition of factors like choosing favorable filming locales to film in (that provide monetary and/or tax incentives) and formulating lean budgets, enable third party financiers to quantify a film’s or show’s value and this quantifiable-value can be utilized to secure additional equity investors and or be utilized to secure loans. Through the development of a strong package, APHP can limit its overall financial exposure, mitigate financial risk, and reduce the equity required from the Company to produce a film or show. Loans and additional equity are usually only secured for films that have a package that has strong elements and additional factors; therefore, a reduction in equity combined with third-party participation also is expected to increase profitability to the Company.

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

Organizational Structure

At present, the Company has no employees. We do, however, utilize the services of consultants. The Company is managed by its officers. Bannor Michael MacGregor is the CEO, A. John Luessenhop, Jr. is the President, Donald J. Harris is the Secretary, Daniel Hirsch is the Treasurer, and James H. Hayne is the Assistant Treasurer and the Assistant Secretary, all report to a Board of Directors. At present, only Bannor Michael MacGregor is under a Consulting Agreement.

Our Offices

The Company maintains three virtual offices in New York, NY, Raleigh, NC, and Los Angeles, CA.

Intellectual Properties

The following overview concerns the intellectual property matters of our Company.

Intellectual properties and other proprietary rights are important to our business and can provide us with a competitive advantage. While the Company uses reasonable efforts to protect its trade and business secrets, the Company cannot assure that its employees, consultants, contractors, or advisors will not, unintentionally, or willfully, disclose the Company’s trade secrets to competitors or other third parties. In addition, courts outside the United States are sometimes less willing to protect trade secrets. We periodically review third-party proprietary rights, including copywriting and copywriting applications, in an effort to avoid infringement on third-party proprietary rights and protect our own, identify licensing or partnership opportunities and monitor the intellectual property claims of others. Any infringement of the Company’s proprietary rights could result in significant litigation costs, and any failure to adequately protect could result in the Company’s competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

Existing copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary in the future to protect the Company’s trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect the Company’s future operating results.

We own a portfolio of intellectual properties including the following screenplays: APHP owns 100% of the following titles and maintains copyrights at the U.S. Copyright Office:

●	THIEF written by Karl Gajdusek;
●	ACE IN THE HOLE by Richard D’Ovidio;
●	Three additional THIEF titles; and
●	SPREAD THE WORD written by Michael Andrews.

APHP also owns a portion of the beneficial ownership to the feature film BUFFALOED. The Company maintains a CAMA (Cash Asset Management Account) agreement with Fintage Collection Account Management, B.V. (a global film and television rights company that operates collection services) which collects licensing revenue streams worldwide from distributors on behalf of either a film or show which are then allocated to the respective CAMA participants, the beneficial owners of the film or show. APHP owns fifty percent (50%) of the IP of the feature film titled BUFFALOED and thirty five percent (35%) of the revenues generated from the CAMA.

Additionally, APHP solely maintains option rights to:

●	DEVIL’S HALF-ACRE written by Dashiell Luessenhop. These option rights expire in July 2024 with the ability to extend the option for an additional two (2) years. We are currently in pre-production of DEVIL’S HALF-ACRE including finalizing the script, hiring film crew, location scouting, determining equipment and finalizing the proposed budget. Additionally, on August 18th, 2023, APHP has acquired a Special Purpose Vehicle (“SPV”) called Devil’s Half-Acre Productions, LLC, for the specific purpose of producing the feature film. APH owns 100% of this SPV; and

●	ASK CHRISTINE, a screenplay written by Danielle Silvie Gershberg. These option rights expire in March 2024 with the ability to extend the option for an additional two (2) years. We are currently in pre-production of ASK CHRISTINE including finalizing the script, hiring film crew, location scouting, determining equipment and finalizing the proposed budget. Additionally, APHP has established a subsidiary called Ask Christine Productions, LLC, for the specific purpose of producing the feature film. APH owns 100% of this subsidiary. The option for this screenplay expired in March 2024; however, the Company is currently in negotiations to extend this option right. The outcome of these negotiations is currently unknown; and

●	MIDNIGHT’S DOOR, a screenplay written by Kirsten Elms. The option for this screenplay expired in February 2024; however, the Company is currently in negotiations to extend this option right. The outcome of these negotiations is currently unknown.

While we consider our intellectual properties to be assets, we do not believe that our competitive position is dependent primarily on our entertainment properties or that our operations are dependent upon any single Entertainment Property. We nevertheless face intellectual property-related risks. For more information on these risks, see “Risk Factors.”

Competition

Our business operates in highly competitive markets. We compete with companies within the film and media business, but ultimately our competition includes all businesses that complete for consumer entertainment dollars, including travel, sporting events, outdoor recreation and other cultural related activities.

Entertainment competitors include the major film and television studios, numerous independent motion picture and television production companies, television networks, pay television services and digital media platforms.

The scope of the competition extends beyond consumer dollars to competing to acquire rights to literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing, all of which are essential to the success of our entertainment businesses.

In addition, our motion pictures will compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. Likewise, we face significant competition from independent distributors as well as major studios. As a result, the success of any of our business is dependent not only on the quality and acceptance of a particular project, but also on the quality and acceptance of other competing content released into the marketplace at or near the same time, as well as on our ability to license and produce content for the networks that is adequate in quantity and quality and will generate satisfactory subscriber levels.

Given such competition, we will attempt to operate with a different business model than others. We plan to emphasize a lower cost structure, risk mitigation, reliance on financial partnerships and innovative financial strategies. Our cost structures will be designed to utilize our flexibility and agility as well as the entrepreneurial spirit of our employees, partners and affiliates, in order to provide creative entertainment content to serve diverse audiences worldwide.

Many of our anticipated competitors, such as those listed below, have substantially greater financial, technical, and other resources and larger, more established marketing, sales and distribution systems than we have. Our success will depend, in part, on our ability to develop our intellectual properties in a timely manner, achieve market acceptance of our future products, gain name recognition and a positive reputation in the film industry, and establish successful marketing, sales and distribution efforts.

2AM is a Los Angeles & New York based production and management company that specializes in supporting work from auteur driven filmmakers and talent. The company was founded in 2020 by Christine D’souza Gelb, David Hinojosa, and Kevin Rowe, and was launched in strategic partnership with A24 Films LLC, the Oscar-winning studio behind films such as EVERYTHING EVERYWHERE ALL AT ONCE and MOONLIGHT, as well as the hit TV series EUPHORIA. Their website is: www.2am.com.

Utopi is a film distribution and sales company that specializes in independent and documentary cinema. With a “filmmaker first” approach, Utopia focuses on creating new theatrical and digital distribution opportunities, improving the direct-to-consumer experience, and helping filmmakers maintain a global presence. Co-founded by filmmaker Robert Schwartzman and Cole Harper in 2018, Utopia has since launched technology platform Altavod, which gives filmmakers more control, higher marketing ROI, and stronger data collection tools than other platforms; and Utopia Originals, a division dedicated to the development, packaging, and sales of original film and television content. Their website is: www.utopiadistribution.com.

XTR is a premium global nonfiction entertainment studio. With a focus on audience appeal and a commitment to artistry, the award-winning studio works with outstanding creators to produce, distribute, finance, and develop films, series, and podcasts. XTR has a world-class production facility, XTR Studios, on the Eastside of Los Angeles that includes production and post-production facilities, a sound stage, and recording studio. Since its inception in 2019, XTR has produced and financed over 80 documentaries, including THEY CALL ME MAGIC, on AppleTV+; MTV Documentary Films Oscar-nominated ASCENSION; and the Emmy and Peabody award-winning 76 DAYS. In 2021, XTR launched DOCUMENTARY+, an AVOD platform and FAST channel that brings the best in nonfiction film and television to over 80 million households in the U.S and nearly every country globally. Their website is: https://www.xtr.com/.

Employees

At present, the Company has no employees. We do, however, utilize the services of consultants. The Company is managed by its officers. Bannor Michael MacGregor is the CEO, A. John Luessenhop, Jr. is the President, Donald J. Harris is the Secretary, Daniel Hirsch is the Treasurer, and James H. Hayne is the Assistant Treasurer and the Assistant Secretary, all report to a Board of Directors. At present, only Bannor Michael MacGregor is under a Consulting Agreement.

Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company”, these exemptions will continue to be available to us.

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, results of operations and financial condition. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that case, the trading price of our common shares could decline, and you may lose all or part of your investment.

Risks Related to Our Company

We have had losses, and we cannot assure future profitability.

We have reported operating losses for fiscal years 2022 and 2023. Our accumulated deficit was approximately $5.0 million at December 31, 2023. We cannot assure you we will continue to operate profitably, and if we cannot, we may not be able to meet our debt service, working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

We face substantial capital requirements and financial risks.

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from our revolving credit facility and from other sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters, distributors, tax shelters, government and industry programs and studios, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and television programs. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

Budget overruns may adversely affect our business. Our business model requires that we be efficient in production of our motion pictures. Actual motion picture and television production costs often exceed their budget, sometimes significantly. The production, completion and distribution of motion pictures and television productions are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

In addition, if a motion picture production incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, results of operations or financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and thus the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Production costs and marketing costs are rising at a faster rate than increases in either domestic admissions to movie theatres or admission ticket prices, leaving us more dependent on other media, such as home video, television and foreign markets, and new media. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, results of operations or financial condition.

Our revenues and results of operations may fluctuate significantly.

Revenues and results of operations are difficult to predict and depend on a variety of factors. Our revenues and results of operations depend significantly upon the commercial success of the motion pictures that we distribute, which cannot be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. We cannot assure you that we will manage the production, acquisition and distribution of future motion pictures profitably.

Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues is earned outside of the United States. currencies on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations or financial condition.

From time to time we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, results of operations and financial condition.

Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results.

Failure to manage future growth may adversely affect our business.

We may not be able to obtain additional funding to meet our requirements. Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations or financial condition.

We are subject to risks associated with acquisitions and joint ventures. We have made or entered into, and will continue to pursue, various acquisitions, business combinations and joint ventures intended to complement or expand our business. Given that discussions or activities relating to possible acquisitions range from private negotiations to participation in open bid processes, the timing of any such acquisition is uncertain. Although from time to time we actively engage in discussions and activities with respect to possible acquisitions and investments, we have no present agreements or understandings to enter into any such material transaction. Any indebtedness incurred or assumed in any such transaction may or may not increase our leverage relative to our earnings before interest, provisions for income taxes, amortization, minority interests, gain on dilution of investment in subsidiary and discounted operation, or EBIDTA, or relative to our equity capitalization, and any equity issued may or may not be at prices dilutive to our then existing shareholders. We may encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. In addition, the negotiation of potential acquisitions, business combinations or joint ventures as well as the integration of an acquired business could require us to incur significant costs and cause diversion of management’s time and resources. Future acquisitions by us could also result in:

●	Impairment of goodwill and other intangibles;
●	Development write-offs; and
●	Other Acquisition-related expenses.

Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

Our ability to exploit our filmed content library may be limited.

A significant portion of our filmed content library revenues comes from a small number of titles. We depend on a limited number of titles for the majority of the revenues generated by our filmed and television content library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. If we cannot acquire new product and rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, it could have a material adverse effect on our business, results of operations or financial condition.

We are limited in our ability to exploit a portion of our filmed content library. Our rights to the titles in our filmed content library vary; in some cases we have only the right to distribute titles in certain media and territories for a limited term. We cannot assure you that we will be able to renew expiring rights on acceptable terms, and any such failure could have a material adverse effect on business, results of operations or financial condition.

Our success depends on external factors in the motion picture industry.

Our success depends on the commercial success of motion pictures which is unpredictable. Operating in the motion picture and television industry involves a substantial degree of risk.

Each motion picture is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures or programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures also depends upon the quality and acceptance of motion pictures that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition.

In addition, because a motion picture’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Licensed distributors’ failure to promote our programs may adversely affect our business. Licensed distributors’ decisions regarding the timing of release and promotional support of our motion pictures and related products are important in determining the success of these pictures and products. As with most companies engaging in licensed distribution, we do not control the timing and manner in which our licensed distributors distribute our motion pictures. Any decision by those distributors not to distribute or promote one of our motion pictures or related products or to promote competitors’ motion pictures, programs or related products to a greater extent than they promote ours could have a material adverse effect on our business, results of operations or financial condition.

We could be adversely affected by strikes or other union job actions. The motion picture and television programs produced by us generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements.

We face substantial competition in all aspects of our business.

We are smaller and less diversified than many of our competitors. Although we are an independent distributor and producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theatre attendance is expected to be highest. For this reason, and because of our more limited production and advertising budgets, we typically do not release our films during peak release times, which may also reduce our potential revenues for a particular release. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

Technological advances may reduce our ability to exploit our motion pictures. The entertainment industry in general and the motion picture industry in particular continue to undergo significant technological developments, including video-on-demand. This rapid growth of technology combined with shifting consumer tastes could change how consumers view our motion pictures and television programs. For example, an increase in video-on-demand could decrease home video rentals. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of our motion pictures and television programs through these emerging technologies or whether we have the right to do so for certain of our library titles. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations or financial condition.

The loss of key personnel could adversely affect our business.

Our success depends to a significant degree upon the efforts, contributions and abilities of our senior management. We cannot assure you that the services of our key personnel will continue to be available to us or that we will be able to successfully renegotiate such employment agreements. The loss of services of any key employees could have a material adverse effect on our business, results of operations or financial condition.

We face risks from doing business internationally.

We distribute motion picture outside the United States through third party licensees and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

●	Changes in local regulatory requirements, including restrictions on content;
●	Changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes);
●	Differing degrees of protection for intellectual property;
●	Instability of foreign economies and governments;
●	Cultural barriers;
●	Wars and acts of terrorism; and
●	The spread of diseases such as COVID or SARS.

Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

Protecting and defending against intellectual property claims, including those against copyright infringement, may have a material adverse effect on our business.

Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute our products in other countries in which there is no copyright and trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations or financial condition.

Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations or financial condition. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations or financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations or financial condition.

Piracy of motion pictures, including digital and internet piracy, may reduce the gross receipts from the exploitation of our films.

Motion picture piracy is extensive in many parts of the world, including South America, Asia, the countries of the former Soviet Union and other former Eastern bloc countries. Additionally, as motion pictures begin to be digitally distributed using emerging technologies such as the internet and online services, piracy could become more prevalent, including in the U.S., because digital formats are easier to copy. As a result, users can download and distribute unauthorized copies of copyrighted motion pictures over the internet. In addition, there could be increased use of devices capable of making unauthorized copies of motion pictures. As long as pirated content is available to download digitally, many consumers may choose to download such pirated motion pictures rather than pay for motion pictures. Piracy of our films may adversely impact the gross receipts received from the exploitation of these films, which could have a material adverse effect on our business, results of operations or financial condition.

We face other risks in obtaining production financing from private and other international sources. For some productions, we finance a portion of our production budgets from incentive programs as well as international sources in the case of our international treaty co-productions. The foregoing could have a material adverse effect on our business, results of operations or financial condition.

Risks Related to the Company’s Common Shares

An active, liquid and orderly market for the Company’s Common Shares may not develop, and you may not be able to resell your Common Shares at or above the purchase price.

APHP’s common shares are quoted on the OTC Pink. An active trading market for the Company’s Common Shares has not developed and may never develop or be sustained. The lack of an active market may impair an investor’s ability to sell its shares at the time it wishes to sell them or at a price that it considers reasonable. An inactive market may also impair the Company’s ability to raise capital by selling shares and may impair the Company’s ability to acquire other businesses or technologies using the Company’s shares as consideration, which, in turn, could materially adversely affect the Company’s business.

Our common shareholders face the risk of substantial potential dilution of their equity and voting rights from holders of our Series A preferred shares.

All common shares are entitled to one vote per share, and participate in any distributions or dividends that may be declared by the Board of Directors. As of March 13, 2024, the Company has 1,000,000,000 common shares authorized of which 109,865,991 shares are issued and outstanding. As of March 13, 2024 the Company had 1,000,000 preferred shares authorized, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). At present, 3,829 Series A preferred shares are issued and outstanding, and no other preferred shares have been designated or issued. The Series A preferred shares do not have any rights to dividends; however, each share of Series A preferred shares carries a superior voting right to the Company’s common shares: each Series A preferred share shall be counted as 1,000,000 votes in any Company vote. Further, each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares. Series A preferred shares also hold a first position lien against all of the Company’s assets including but not limited to the Company’s intellectual property. The Preferred shares do not have any specific redemption rights or sinking fund provisions. Hence, the current holder (our Chief Executive Officer and Chairman of the Board of Directors, Bannor Michael MacGregor) of the 3,829 Series A preferred shares that are currently issued and outstanding, has the ability to control the election of Board members and other Company matters that require shareholder votes. Further, Mr. MacGregor has the ability to convert his 3,829 Series A preferred shares into 382,900,000 common shares, thereby retaining control of the Company for the foreseeable future even without owning the Series A preferred shares.

Our Chief Executive Officer and Chairman of the Board of Directors holds a significant percentage of our outstanding voting securities, which could reduce the ability of minority shareholders to effect certain corporate actions.

Our Chief Executive Officer and Chairman of the board of Directors, Bannor Michael MacGregor, is the beneficial owner of 28,792,341 shares of common stock, which controls 25.16% of the outstanding common voting shares. Mr. MacGregor is the owner of 100% of the Company’s 3,829 shares of issued and outstanding Series A preferred stock. The Company’s Series A preferred shares have voting rights equal to 1,000,000 votes per each one share. As such, Mr. MacGregor has voting rights equal to 3,856,879,358 shares of common stock, representing 97.92 % of voting rights, and thus control of any item brought before shareholders requiring a vote. As a result of this ownership, Mr. MacGregor possesses and can continue to possess significant influence and can elect and can continue to elect a majority of our Board of Directors and authorize or prevent proposed significant corporate transactions. Mr. MacGregor’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

There exists the potential risk and conflict of interest presented by the ability of Mr. MacGregor to retain majority control of the Company’s voting power while reducing, potentially significantly, his economic interest in the Company’s shares. Although Mr. MacGregor may be able to sell his entire economic interest in the Company’s common stock, Mr. MacGregor would retain control over the company by maintaining his Series A preferred shares.

The trading price of the shares of the Company’s Common Shares could be highly volatile, and purchasers of the Company’s Common Shares could incur substantial losses.

The Company’s shares price is likely to be volatile. The shares market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Common Shares at or above their purchase price. The market price for the Company’s Common Shares may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

●	The success or failure of the Company’s efforts to acquire, license or develop additional products;
●	Innovations or new products developed by the Company or its competitors;
●	Announcements by the Company or its competitors of significant acquisitions, strategic
●	partnerships, joint ventures or capital commitments;
●	Manufacturing, supply or distribution delays or shortages;
●	Any changes to the Company’s relationship with any manufacturers, suppliers, licensors,
●	future collaborators or other strategic partners;
●	Achievement of expected product sales and profitability;
●	Variations in the Company’s financial results or those of companies that are perceived to be similar to the Company;
●	Trading volume of the Company’s Common Shares;
●	An inability to obtain additional funding;
●	Sales of the Company’s shares by insiders and shareholders;
●	General economic, industry and market conditions other events or factors, many of which
●	are beyond the Company’s control;
●	Additions or departures of key personnel; and
●	Intellectual property, product liability or other litigation against the Company.

APHP does not currently intend to pay dividends on its Common Shares, and, consequently, investors’ ability to achieve a return on their investment will depend on appreciation, if any, in the price of the Company’s Common Shares.

American Picture House has never declared or paid any cash dividend on its Common Shares. APHP currently anticipates that it will retain future earnings for the development, operation and expansion of the Company’s business and does not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to shareholders will therefore be limited to the appreciation of their shares. There is no guarantee that the Company’s Common Shares will appreciate in value or even maintain the price at which shareholders have purchased their shares.

Sales of a substantial number of shares of the Company’s Common Shares by the Company’s shareholders in the public market could cause the Company’s shares price to fall.

Sales of a substantial number of the Company’s Common Shares in the public market or the perception that these sales might occur could significantly reduce the market price of the Company’s Common Shares and impair the Company’s ability to raise adequate capital through the sale of additional equity securities.

If the Company fails to maintain proper and effective internal control over financial reporting, the Company’s ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in the Company’s financial reporting and the trading price of the Company’s Common Shares may decline.

Pursuant to Section 404 of Sarbanes-Oxley, the Company’s management is required to report upon the effectiveness of the Company’s internal control over financial reporting. Additionally, if the Company reaches an accelerated filer threshold, the Company’s independent registered public accounting firm will be required to attest to the effectiveness of the Company’s internal control over financial reporting. The rules governing the standards that must be met for management to assess the Company’s internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, the Company will need to upgrade its information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If the Company or, if required, its auditors are unable to conclude that the Company’s internal control over financial reporting is effective, investors may lose confidence in the Company’s financial reporting and the trading price of the Company’s Common Shares may decline.

The Company cannot assure its investors that there will not be material weaknesses or significant deficiencies in the Company’s internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit the Company’s ability that its internal control over financial reporting is effective, or if the Company’s independent registered public accounting firm determines the Company has a material weakness or significant deficiency in the Company’s internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, the market price of the Company’s Common Shares could decline, and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in the Company’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict the Company’s future access to the capital markets to accurately report its financial condition, results of operations or cash flows. The Company intends to hire additional personnel to improve internal controls.

Our Chief Executive Officer and Chairman of the Board of Directors holds a significant percentage of our outstanding voting securities, which could reduce the ability of minority shareholders to effect certain corporate actions.

Our Chief Executive Officer and Chairman of the board of Directors, Bannor Michael MacGregor, is the beneficial owner of 28,792,341 shares of common stock, which controls 26.21% of the outstanding common voting shares. Mr. MacGregor is the owner of 100% of the Company’s 3,829 shares of issued and outstanding Series A preferred stock. The Company’s Series A preferred shares have voting rights equal to 1,000,000 votes per each one share. As such, Mr. MacGregor has voting rights equal to 3,857,129,358 shares of common stock and thus control of any item brought before shareholders requiring a vote. As a result of this ownership, Mr. MacGregor possesses and can continue to possess significant influence and can elect and can continue to elect a majority of our Board of Directors and authorize or prevent proposed significant corporate transactions. Mr. MacGregor’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

There exists the potential risk and conflict of interest presented by the ability of Mr. MacGregor to retain majority control of the Company’s voting power while reducing, potentially significantly, his economic interest in the Company’s shares. Although Mr. MacGregor may be able to sell his entire economic interest in the Company’s common stock, Mr. MacGregor would retain control over the company by maintaining his Series A preferred shares.

Risks Related to our Management and Control Persons

Our largest shareholder, officer, and director, Bannor Michael MacGregor, holds substantial control over the Company and is able to influence all corporate matters, which could be deemed by shareholders as not always being in their best interests.

Bannor Michael MacGregor, Chairman and CEO, holds substantial control over the Company. As a result, Mr. MacGregor, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. Mr. MacGregor controls 26.21% of the Company’s common shares. Additionally, Mr. MacGregor owns 3,829 Series A Preferred Shares that have voting rights equivalent to 3,829,000,000 common shares.

We are dependent on the continued services of our Chairman and CEO, and our President, and if we fail to keep them or fail to attract and retain qualified senior executives and key technical personnel, our business may not be able to expand.

We are dependent on the continued services of Chairman/CEO, Bannor Michael MacGregor and President, A. John Luessenhop, Jr., and the availability of new executives to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

In the future we may be subject to litigation, including potential class action and shareholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. While we do have D&O insurance it may not be sufficient in the case of litigation.

Our Officers and Key Personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is lengthy, costly, and disruptive.

If we lose the services of our officers and key personnel and fail to replace them if they depart, we could experience a negative effect on our financial results and share price. The loss and our failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating and financial results and share price.

Risks Relating to Our Company and Industry

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in our industry is of significant importance to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the industry is highly competitive, our ability to remain competitive depends to a large extent on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To maintain and enhance our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions and results of operations could be adversely affected.

In the event that we are unable to successfully compete in our industry, we may not see lower profit margins

We face substantial competition in our industry. Due to our smaller size, it can be assumed that some of our competitors have greater financial and other competitive resources. We will attempt to compete against these competitors by developing film content that exceed what is offered by our competitors. However, we cannot assure you that our intellectual properties will outperform competing films. Increased competition could result in:

●	Lower than projected revenues;
●	Lower profit margins

Any one of these results could adversely affect our business, financial condition, and results of operations. In addition, our competitors may develop competing products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition, and results of operations.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our services and platform. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We may fail to successfully integrate acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all service categories and we expect to continue a strategy of selectively identifying and acquiring intellectual properties. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

●	Difficulties integrating personnel from acquired entities and other corporate cultures into our business; difficulties integrating information systems;
●	The potential loss of key employees of acquired companies;
●	The assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or the diversion of management attention from existing operations.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain provisions that mitigate the liability of our directors for monetary damages to our Company and shareholders. Our Bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, and employees. The foregoing indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our Company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1 C. CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud and extortion. As we are a developing company, we currently do not have any employees or computer networks. Currently, in the anticipation of growth, we are formulating a cybersecurity program built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis, and response to cybersecurity alerts and incidents and on emerging threats. Compliance establishes oversight of our cybersecurity program by creating risk-based controls to protect the integrity, confidentiality, accessibility, and availability of company data stored, processed, or transferred.

Our corporate cybersecurity program is being designed by our IT consultant who is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our consultant has extensive information technology and program management experience. Our IT consultant reports to our chief executive officer.

Our cybersecurity risk management program will seek to:

●	Help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	Manage our (1) cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	Utilize external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

●	Create cybersecurity awareness training of our future employees, incident response personnel, and senior management;

●	Formulate a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

ITEM 2. PROPERTIES

The Company maintains three virtual offices in New York, NY, Raleigh, NC, and Los Angeles, CA.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general claims. Aside from the following, we are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are qualified for quotation on the OTC Markets - OTC Pink under the symbol “APHP”. On March 13, 2024, the highest trade was for $0.2520 and the low was $0.2520. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2023:	$0.490	$0.072
First Quarter	$0.485	$0.072
Second Quarter	$0.490	$0.200
Third Quarter	$0.414	$0.112
Fourth Quarter	$0.350	$0.210

Fiscal year ended December 31, 2022:	$0.200	$0.023
First Quarter	$0.170	$0.045
Second Quarter	$0.090	$0.030
Third Quarter	$0.100	$0.023
Fourth Quarter	$0.200	$0.023

Fiscal year ended December 31, 2021:	$1.230	$0.002
First Quarter	$0.175	$0.030
Second Quarter	$0.270	$0.075
Third Quarter	$1.230	$0.002
Fourth Quarter	$0.190	$0.021

Holders

As of March 13, 2024 we had 330 shareholders of record of common shares per our transfer agent’s shareholder list with others in street name.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay cash, or other, dividends on its Common Shares other than those generally imposed by applicable state law. It is the present intention of management to utilize all available funds for the growth of the Company’s business.

Equity Compensation Plan Information

In January 2023, the Company adopted the American Picture House Corporation 2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan (“the Plan”). The Plan shall be administered by the Board of Directors and may grant options to purchase shares of the authorized but unissued Common Stock of the Company, which options may be either incentive stock options or nonqualified stock options. The maximum number of shares of stock which may be issued for stock awards or stock options granted under the Plan is 10,000,000 shares of Common Stock. If any outstanding options expire for any reason, terminate, or forfeit, the shares or share not exercised may again be granted. On January 11, 2024, the Board of Directors approved the grant of 5,083,471 options to advisors and members of the Board of Directors.

Common and Preferred Shares

Our authorized capital shares consist of 1,000,000,000 common shares and 1,000,000 preferred shares, par value $0.0001 per share, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). As of March 13, 2024, there were 109,865,991 common shares issued and outstanding and 3,864 Series A preferred shares issued and outstanding, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein).

ITEM 6. [RESERVED]

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K.

General

American Picture House Corporation plans to be a premiere entertainment company with a focus on feature films, limited series, and content-enhancing technologies. APHP is managed by astute financiers and supported by seasoned creatives. The Company plans to partner with top filmmakers, showrunners, content developers, and strategic technology partners to develop, package, finance, and produce high-quality feature films and shows with broad-market appeal. The Company’s management and advisors have relationships with major studios, Streamers, leading talent agencies, and proven foreign sales companies, which will empower the Company to offer A-list creatives (and convincing up-and-comers) the opportunity to partner with a financier/producer that values passion and imagination and understands profitability. The Company plans to specialize in mid-budgeted productions where more than 100% of the budget can be collateralized by a film’s or show’s intellectual property (‘IP”), unsold licensing sales projections, pre-sold licensing contracts, incentive agreements, tax rebates, and grants. The Company’s management and advisors will use these assets to limit risk and guarantee greater profitability. The Company will strive to become synonymous with creative ability, financial sophistication, and leading-edge technology. The Company has optioned IP with the intent to co-finance and co-produce feature films and limited series shows. The Company intends to embrace the ever-evolving technologies that service the industry including innovative artificial intelligence (“AI”) tools and models.

Our ability to generate any revenue sufficient to achieve profitability will depend on the successful development, production, and distribution of motion pictures. We reported net losses of $1.4 million and $86,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $5.0 million. We expect to continue to incur significant expenses and increasing operating losses until we begin receiving revenue from the distribution of our film properties. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities including, but not limited to the following:

●	Development and production of current and future film properties;
●	Potential acquisition of additional intellectual property rights and/or acquisition of intellectual property and production companies in the entertainment industry;
●	Add development and production personnel to support our film production activities; and
●	Add operational, legal, compliance, financial, investor relations, and management information systems personnel to support our development and production and operations as a new public company.

Over the next twelve months management plans to use borrowings and the sale of Common Stock to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available on commercially reasonable terms.

Components of Our Results of Operations

Revenue

The Company’s revenue comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the party are identified, the contract has economic substance, and collectability of the contract is considered probable.

Cost of Revenues

Cost of revenues includes only those costs directly related to the services being rendered. A majority of the consulting services were performed by management and members of the Board of Directors with no separate compensation due or payable to these individuals.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our executives and other administrative functions. General and administrative expenses include legal fees, accounting, auditing, consulting, and tax services; insurance costs; investor relations and transfer agent fees; travel expenses; and facility costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Income. Interest income consists of interest earned on our cash balances.

Interest Expense. Interest expenses consist of interest on the Company’s Economic Injury Disaster Loan (“EIDL”); credit cards, and related party debt.

Bad Debt Expense. Bad debt expense reflects amounts recorded as a reserve for accounts receivable where management had subsequently determined collectability is uncertain or improbable.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year and interim period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carry forwards and tax credit carryforwards will not be realized.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022	Change $

Revenues	$201,059	$461,174	$(260,115)

Cost of revenues	36,701	131,722	(95,021)
	164,358	329,452	(165,094)

Operating Expenses:
General and administrative	1,511,532	409,290	1,102,242
Research and development	11,416	-	11,416
Sales and marketing	6,119	-	6,119
Total Operating Expenses	1,529,067	409,290	1,119,777
Net operating income (loss)	(1,364,709)	(79,838)	(1,284,871)

Other Income (Expenses):
Interest income	4,618	2,077	2,541
Interest expense	(6,227)	(7,995)	1,768
Net Other Income (Expenses)	(1,609)	(5,918)	4,309
Income (loss) before income taxes	(1,366,318)	(85,756)	(1,280,562)
Income taxes	-	-	-
Net income (loss)	$(1,366,318)	$(85,756)	$(1,280,562)

Revenues

During the years ended December 31, 2023 and 2022, the Company reported revenues of approximately $201,000 and $461,000, respectively. Approximately, $32,000 and $250,000 of the 2023 and 2022, respectively, of revenue relates to revenues generated from the licensed film Buffaloed. The remainder of the 2022 2023 revenues comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights.

Cost of Revenues

Cost of revenues for the years ended December 31, 2023 and 2022, were approximately $37,000 and $132,000 respectively. Approximately $130,000 of the 2022 costs related to expenses associated with revenues generated from the licensed film Buffaloed. The remainder of the 2023 expenses and the 2022 expenses consist of those costs directly related to the services being rendered. A majority of the consulting services were performed by management and members of the Board of Directors.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023, were approximately $1.5 million, compared to approximately $409,000 for the year ended December 31, 2022. The net increase of approximately $1.1 million in general and administrative expenses primarily relates to a $771,000 increase in legal and professional fees principally related to becoming an SEC registrant and legal matters; approximately $194,000 of bad debt expense; $33,000 related to new directors and officers insurance; $39,000 of higher travel expenses; and $35,000 of increased investor relations expenses. We expect to see further increases as we grow our operations in future periods.

Other Income (Expense)

Interest Income. Interest income for the years ended December 31, 2023 and 2022 was approximately $5,000 and $2,000, respectively, and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the years ended December 31, 2023 and 2022 was approximately $6,000 and $8,000, respectively, and was primarily related to our Economic Injury Disaster Loan (“EIDL”) and working capital loans.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, we had an accumulated deficit of approximately $5.0 million, incurred a net loss of approximately $1.4 million and cash outflow from operations of approximately $1.1 million as of and for the year ended December 31, 2023. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities and commercially release our products will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations with proceeds from sales of Common Stock and borrowings under convertible promissory notes. As of December 31, 2023, we had cash and cash equivalents of $204,000.

Operating Activities

During the year ended December 31, 2023, operating activities used approximately $1.1 million of cash, primarily resulting from our net loss of approximately $1.4 million, partially offset by non-cash charges of approximately $353,000.

During the year ended December 31, 2022, operating activities provided approximately $5,000 of cash, primarily resulting from our net loss of approximately $86,000, partially offset by non-cash charges of approximately $25,000 and net cash provided by changes in our operating assets and liabilities of $64,000.

Investing Activities

During the year ended December 31, 2023, net cash used by financing activities was approximately $162,000. 2034 investing activities included $89,000 related to film production and $73,000 investment in intangible assets

During the year ended December 31, 2022, net cash used by financing activities was $121,000 principally related to film production activities.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was approximately $1.467 million, derived primarily from stock sales. Additionally, during 2023 the Company borrowed and repaid $178,500 from Mr. MacGregor under a working capital borrowings arrangement.

During the year ended December 31, 2022, net cash provided by financing activities was approximately $46,500, consisting primarily of $46,500 of net borrowings under a related party working capital working capital note.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing film development and production activities. In addition, transition from the OTC markets to an SEC registrant will increase our reporting and compliance cost.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of such stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions include (i.) determining the need for an allowance for doubtful accounts (ii.) impairment of long-lived assets; (iii.) deferred income taxes and (iv.) measurement of the fair value of equity awards.

Off-Balance Sheet Arrangements

During the periods presented, we did not have and we do not currently have any significant off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. CONDENSED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of American Picture House Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Picture House Corporation as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

March 28, 2024

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$203,971	$31,573
Accounts receivable	31,948	344,924
Prepaid expenses	29,185	32,862
Receivable - related party	1,349	70
Other receivables	-	347
Total Current Assets	266,453	409,776

Produced and licensed content costs	210,633	121,355
Intangible assets, net of accumulated amortization of $1,000	71,864	-
IMM loans receivable, net of allowance of $366,387	-	-

TOTAL ASSETS	548,950	531,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	90,377	273,699
Payable to related parties	-	130,000
Deferred revenue, current portion	-	35,000
Interest payable - EIDL loan	11,580	10,288

Total Current Liabilities	101,957	448,987

Economic injury disaster loan, non-current	149,900	149,900

Total Liabilities	251,857	598,887

Stockholders’ Equity (Deficit):
Common Stock $0.0001 par value. 1,000,000,000 authorized. 109,790,991 and 100,735,159 issued and outstanding as of December 31, 2023 and 2022, respectively.	471,569	470,673
Preferred Stock $0.0001 par value. 1,000,000 authorized. 3,829 issued and outstanding as of December 31, 2023 and 2022.	-	-
Additional paid in capital	4,847,220	3,116,949
Accumulated deficit	(5,021,696)	(3,655,378)
Total Stockholders’ Equity (Deficit)	297,093	(67,756)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$548,950	$531,131

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2023 and 2022

	2023	2022

Revenues	$201,059	$461,174

Cost of revenues	36,701	131,722
	164,358	329,452

Operating Expenses:
General and administrative	1,511,532	409,290
Research and development	11,416	-
Sales and marketing	6,119	-
Total Operating Expenses	1,529,067	409,290
Net Operating Loss	(1,364,709)	(79,838)

Other Income (Expenses):
Interest income	4,618	2,077
Interest expense	(6,227)	(7,995)
Net Other Income (Expenses)	(1,609)	(5,918)
Loss before income taxes	(1,366,318)	(85,756)
Income taxes	-	-
Net loss	$(1,366,318)	$(85,756)

Net loss per common share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average shares used in per share computation - Basic and Diluted	104,116,589	98,485,159

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2023 and 2022

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	95,735,159	$470,173	3,829	$-	$2,792,449	$(3,569,622)	$(307,000)

Conversion of debt and accrued interest to Preferred Stock	3,000,000	300	-	-	299,700	-	300,000

Common stock issued for services	2,000,000	200	-	-	24,800	-	25,000

Net Loss	-	-	-	-	-	(85,756)	(85,756)

Balance, December 31, 2022	100,735,159	$470,673	3,829	$-	$3,116,949	$(3,655,378)	$(67,756)

Conversion of accrued liabilities totaling $105,000 into options to purchase 1,160,221 shares of Common Stock	-	-	-	-	105,000	-	105,000

Common stock issued for services	833,334	83	-	-	158,250	-	158,333

Issuance of Common Stock	8,222,498	813	-	-	1,467,021	-	1,467,834

Net Loss	-	-	-	-	-	(1,366,318)	(1,366,318)

Balance, December 31, 2023	109,790,991	$471,569	3,829	$-	$4,847,220	$(5,021,696)	$297,093

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2022

	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,366,318)	$(85,756)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Reserve for uncollectible receivable	193,932	-
Common Stock issued for services	158,333	25,000
Amortization expense	1,000	-
Change in operating assets and liabilities:
Accounts receivable	119,044	(344,924)
Prepaid expenses	3,677	(24,562)
Other receivables	347	(347)
Receivables - related party	(1,279)	(70)
Accounts payable and accrued expenses	(78,322)	264,884
Payable to related party	(130,000)	130,000
Interest payable - related parties	-	292
Interest payable - EIDL loan	1,292	5,622
Deferred revenue	(35,000)	35,000
Net Cash Flows from Operating Activities	(1,133,294)	5,139

Cash Flows from Investing Activities:
Produced and licensed costs	(89,278)	(121,355)
Intangible assets	(72,864)	-
Net Cash Flows from Investing Activities	(162,142)	(121,355)

Cash Flows from Financing Activities:
Proceeds from debt borrowings - related parties	178,500	115,260
Repayment of debt borrowings - related parties	(178,500)	(68,760)
Proceeds from sale of Common Stock	1,467,834	-
Net Cash Flows from Financing Activities	1,467,834	46,500

Net Increase in Cash and Cash Equivalents	172,398	(69,716)
Cash and Cash Equivalents, Beginning of Period	31,573	101,289
Cash and Cash Equivalents, End of Period	$203,971	$31,573

Non-cash Financing and Investing Activities:
Conversion of accrued expenses into options to purchase Common Stock	$105,000	$-

Conversion of note payable to related parties and accrued interest to Common Stock	$-	$300,000

Common Stock issued for services	$158,333	$25,000

The accompanying notes are an integral part of these audited consolidated financial statements.

American Picture House Corporation

Notes to Financial Statements

For the Years Ending December 31, 2023 and 2022

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

The Company’s year-end is December 31.

NOTE 2 – Summary Of Significant Aaccounting Policies

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2023, the Company had working capital of $164,496 and an accumulated deficit of $ 5,021,696.

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

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired. The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The Company has not experienced any losses to date resulting from this policy.

Accounts receivable

Accounts receivable primarily consist of trade receivables due from customers for consulting services and from fees derived from licensing of IP to content providers worldwide. As of December 31, 2023, 100% of accounts receivable were due from the BUFFALOED CAMA (see Assigned Rights to feature film, BUFFALOED below).As of December 31, 2022, approximately 10%, 17%, and 72% of accounts receivable were due from three customers, including $35,000 from one related party (see Ribo Media in Note 10 – Related Party Transactions) and $249,000 from the BUFFALOED CAMA. In 2023, the Company wrote off $193,932 of receivables as bad debt based on a review of the customer’s ability to pay, the customer’s Managing Director resigning, and the customer ceasing operations. There was no bad debt expense and no additional allowance for doubtful accounts for the years ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Accounts receivable, trade	$-	$60,000
Accounts receivable, related party	-	35,000
Accounts receivable, CAMA	31,948	249,924
	$31,948	$344,924

Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is past due, the customer’s current ability to pay and available information about the credit risk on such customers. During the years ended December 31, 2023 and 2022, the Company recorded no additions to its allowance for doubtful accounts.

Prepaid expenses

At December 31, 2023, prepaid expenses consisted of prepaid insurance, prepaid licenses, and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $29,185 and $32,862 in prepaid expenses December 31, 2023 and 2022, respectively.

Produced and Licensed Content Costs

Capitalized production costs, whether produced or acquired/ licensed rights, include development costs, direct costs and production overhead. These amounts and licensed content are included in “Produced and Licensed Content Costs” on the balance sheet as follows:

December 31, 2023
Films in development and pre-production stage	$210,633
$210,633

Production costs for content that is predominantly expected to be monetized individually will be amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues). For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial release for theatrical films. The costs of produced and licensed film and TV content are subject to regular recoverability assessments. For content that is predominantly monetized individually, the unamortized costs are compared to the estimated fair value. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. To the extent the unamortized costs exceed the fair value, an impairment charge is recorded for the excess.

Investment in Films: Investment in films includes the unamortized costs of films, a portion of which are monetized individually (i.e., through domestic theatrical, home entertainment, television, international or other ancillary-market distribution), and a portion of which are monetized as part of a film group.

Recording Cost. Costs of acquiring and producing films and of acquired libraries are capitalized when incurred. For films produced by the Company, capitalized costs include all direct production and financing costs and production overhead. For acquired films, capitalized costs consist of minimum guaranteed payments to acquire the distribution rights.

Amortization. Costs of acquiring and producing films and of acquired libraries that are monetized individually are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films or television programs.

Ultimate Revenue. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.

Development. Films and television programs in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date they are determined not to be recoverable or when abandoned, or three years from the date of the initial investment unless the fair value of the project exceeds its carrying cost.

Licensed Program Rights: General. Licensed program rights include content licensed from third parties that is monetized as part of a film group for distribution on media networks distribution platforms. Licensed content is comprised of films or series that have been previously produced by third parties and the Company retains specified airing rights over a contractual term. Program licenses typically have fixed terms and require payments during the term of the license.

Recording Cost. The cost of licensed content is capitalized when the cost is known or reasonably determinable, the license period for programs has commenced, the program materials have been accepted by the Company in accordance with the license agreements, and the programs are available for the first showing. Licensed programming rights may include rights to more than one exploitation window under the Company’s output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases. Certain license agreements and productions may include additional ancillary rights in addition to the pay television rights. The cost of the Media Networks’ third-party licensed content and produced content is allocated between the pay television market distributed by the Media Networks’ segment and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) distributed by the Television Production segment based on the estimated relative fair values of these markets. Our estimates of fair value for the pay television and ancillary markets and windows of exploitation involve uncertainty and management judgment.

Amortization. The cost of program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on an accelerated or straight-line basis based on the anticipated number of exhibitions or expected and historical viewership patterns or the license period on a title-by-title or episode-by-episode basis. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Participations and residuals are expensed in line with the amortization of production costs. As of December 31, 2023 and 2022, the Company has not yet completed development of any film projects and, therefore, had not begun amortizing these costs. When amortization commences, it will be included in cost of revenues.

Changes in management’s estimate of the anticipated exhibitions and viewership patterns of films and original series on our networks could result in the earlier recognition of our programming costs than anticipated. Conversely, scheduled exhibitions and expected viewership patterns may not capture the appropriate usage of the program rights in current periods which would lead to the write-off of additional program rights in future periods and may have a significant impact on our future results of operations and our financial position.

Impairment Assessment for Investment in Films and Licensed Program Rights

General. A film group or individual film is evaluated for impairment when an event or change in circumstances indicates that the fair value of an individual film or film group is less than its unamortized cost. A film group represents the unit of account for impairment testing for a film or license agreement for program material when the film or license agreement is expected to be predominantly monetized with other films and/or license agreements instead of being predominantly monetized on its own. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements.

Content Monetized Individually. For content that is predominantly monetized individually (primarily investment in film and television programs related to the Motion Picture and Television Production segments), whenever events or changes in circumstances indicate that the fair value of the individual film may be less than its unamortized costs, the unamortized costs of the individual film are compared to the estimated fair value of the individual film. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. To the extent the unamortized costs exceed the fair value, an impairment charge is recorded for the excess.

Content Monetized as a Group. For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), whenever events or changes in circumstances indicate that the fair value of the film group may be less than its unamortized costs, the aggregate unamortized costs of the group are compared to the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company’s film groups are generally identified by territory (i.e., country) or groups of international territories, wherein content assets are shared across the various territories and therefore, the group of territories is the film group. If the unamortized costs of the film group exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group.

Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program or film group. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Assigned rights to the feature film, BUFFALOED. On November 10, 2022, the Company obtained certain limited rights to the feature film BUFFALOED. On December 1, 2022, the Cash Asset Management Agreement (“CAMA”) was signed by all parties. The assigned rights granted the Company a secured position of a one million three hundred eighty-thousand-dollar ($1,380,000.00 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”) and a 35% share of the profits generated thereafter. In December 2022, subsequent to and contingent on the CAMA being signed, the Company received notice that it would receive $249,924 under the CAMA. As of December 31, 2023 and 2022, the Company had recognized $249,924 of revenue under this arrangement representing the amount whose collection was deemed probable. The assets acquired include:

Bold Crayon’s (BC’s) ownership in the feature film “BUFFALOED” inclusive of:

●	BC’s ownership rights in BUFFALOED as per the agreements between BC and Lost City Inc (“Lost City”), the Co-Finance/ Co-Production Agreement dated July 10th, 2018.
●	A secured position of a one million three hundred eighty-thousand-dollar ($1,380,000 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”).
●	A thirty-five percent (35%) beneficial ownership interest as per the film’s CAMA.

● Title and all copyrights to “THIEF” (including five titles) (U.S. Copyright #: V9968D472 (2019)), BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer; and

● Title and copyright to “SPREAD THE WORD” (U.S. Copyright #: V9968D474 (2019)) BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer.

The terms of the above agreement to purchase the BC assets include:

As consideration for the BC Assets being acquired by APH hereunder, APH shall pay to Bold Crayon the below purchase price (the “Purchase Price”):

●	APHP provided a promise in the form of a contingent promissory note to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collects from the BUFFALOED receivable;
●	APHP will deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares.
●	APHP designated Bold Crayon as an APHP content development partner (“Content Partner”).
●	APHP will provide Co-producer agreements to Bold Crayon when applicable.

During 2019, Magnolia Pictures acquired the distribution rights to BUFFALOED and released the movie on February 14, 2020. In evaluating the fair value of the rights acquired and consideration incurred, management evaluated the likelihood of future receivables to be derived from the November 10, 2022 acquisition of rights under BUFFALOED, the Company recorded the assumed liability of $130,000. At the time the agreement was signed, no value was assigned to the receivable as the amount was not known or able to be estimated and the timing of any future payments, if any, were not know. Subsequently, in late December, 2023 the Company was notified by Fintage House (the collection account manager of the CAMA), that the Company would receive an initial payment of $249,924. Due to uncertainties of any future revenue, if any, no value was assigned to any potential future revenues.

IMM Technology License and Related Advances and Loans – The Company is the holder of a perpetual Master License to technologies being developed by Vastech Holdings LTD (U.K. Company Number: 08312665) (“Vastech”) specifically referred to as “Inverse Magnetic Motor”, an electric motor technology intended for the automotive industry (the “IMM Technology”). The license covers the North American territories (individually and collectively, the “IMM Target Markets”) and is for select target markets including electric vehicles, electric 2/3-wheelers, and medium duty/heavy duty electric vehicles. The license entitles the Company to issue sub- licenses to its licensees and/or key partners. The Master License grants certain rights to the Company including but not limited to the Company having the right to develop its own patents and/or products based on the IMM technology independently and/or with others and to integrate such technologies into motors for sale in the IMM Target Markets. The Company may also passalong these rights which may be wholly and/or partially assigned to licensees and/or key partners if such is deemed appropriate by the Company. In conjunction with the grant of this license to the Company by Vastech, the Company in its sole discretion, which may be withheld at any time, shall initially pay up to one million six hundred thousand pounds (£1,600,000) to Vastech in advances against future licensing royalties (“the IMM Advances’’). The IMM Advances will be treated as loans with a maximum term not to exceed one year and will carry an annual interest rate of six percent (6%) (the “Loans”) which shall be made by the Company to Vastech until such time as Vastech validates its technology sufficiently to the Company, its licensees, and key partners. Acceptance of validation of the technology will be at the sole discretion of the Company which may be withheld for any reason and/or for no reason. If in the event Vastech does not validate its technology, or the Company does not accept such Validation within one year of making such IMM Advances, such will be considered IMM Loans and will become fully due and payable immediately. Vastech agrees to immediately repay the Company for all such IMM Advances and/or IMM Loans upon demand from the Company to Vastech that such repayments must be made. Once the Company accepts validation, the IMM Loans shall convert to IMM Advances; but, not before such acceptance of Validation has been delivered by the Company to Vastech in writing.

In December 2021, management of the Company re-evaluated the $266,387 IMM Loans Receivable and, in managements’ opinion, determined that this receivable should be fully reserved by an allowance for uncollectible accounts. Further, the Company has substantial doubt that VASTECH and/or its successors and affiliates will successfully commercialize the licensed technology. The license is carried on the Company’s balance sheets at December 31, 2023 and 2022 at $0.

Intangible assets

The Company’s intangible assets include in-service and under-development websites and licensed internal use software. During the year ended December 31, 2023 the Company developed an external website that was placed in service during the third quarter of 2023. Additionally, during the fourth quarter of 2023 the Company began developing additional aspects of its website that are expected to go live in the first quarter of 2024. During the fourth quarter of 2023, the Company licensed rights to new internal use software that is expected to be placed in service during the first quarter of 2024.

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs” (ASC 350-50). All costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day-to-day operation of the website are expensed as incurred. The Company capitalizes external website development costs (“website costs”), which primarily include third-party costs related to developing applications, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page.

Through December 31, 2023, the capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a three-year period.

Deferred Revenue

Deferred revenue represents the amount billed to clients that has not yet been earned, pursuant to agreements entered into in current and prior periods. As of December 31, 2023 and 2022, total net deferred revenue was $0 and $35,000, respectively.

Revenues and Costs from Services and Products – Historically, Company’s revenue comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. The consulting services typically relate to development of business strategy and monetization of intellectual property rights. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the party are identified, the contract has economic substance, and collectability of the contract is considered probable. Historically, the term of these consulting agreements has been approximately three to six months in duration. The Company’s revenue is measured based on considerations specified in the contract with each customer. Accounting Standards Codification (“ASC”) 606 allows for adoption of an “as invoiced” practical expedient that allows companies to recognize revenue in the amount to which the entity has a right to invoice when they have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The Company has elected to adopt this practical expedient with regards to its consulting services revenue. All 2023 revenues were derived from a single customer. Approximately 13%, 33%, and 54% of 2022 revenues were derived from three customers.

Revenues from Films and Licensed Rights, are calculated based on expected ultimate revenues estimated over a period not to exceed ten years following the date of initial release of the motion picture. For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.

The cost of services includes only those costs directly related to the services being rendered. For the 2022 period, a majority of the consulting services were performed by the Company’s CEO, Mr. MacGregor, who as described in Note 3 was providing the Company with financing and, as a result, did not receive any separate current or deferred compensation for these services. Due to Mr. MacGregor’s limited annual compensation of $5,000 per month in the first half of 2023 and $0 in 2022, any allocation of time to these services would have been immaterial. 2022 included $131,722 of cost of goods, $130,000 was to Bold Crayon related to CAMA assignment noted above. CAMA agreement income totaled $0 and $249,924 for the years ended December 31, 2023 and 2022, respectively.

Fair Value Measurements – The Company measures and discloses fair value in accordance with the ASC Topic 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - unadjusted quoted prices are available in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 - pricing inputs are other than quoted prices in active markets that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 - pricing inputs are unobservable for the non-financial asset or liability and only used when there is little, if any, market activity for the non-financial asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Level 3 inputs are considered as the lowest priority within the fair value hierarchy. The valuation of the right to obtain control over affiliated company, right to acquire shares of other companies, contingent consideration to be paid upon achieving of performance milestone, certain convertible bridge loans (following the maturity date and thereafter) and certain freestanding stock warrants and bifurcated convertible feature of convertible bridge loans issued to the units’ owners, fall under this category.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The fair value of cash and cash equivalents is based on its demand value, which is equal to its carrying value. Additionally, the carrying value of all other short-term monetary assets and liabilities are estimated to be equal to their fair value due to the short-term nature of these instruments.

Valuation of Long-Lived Assets – The Company evaluates whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally produced and licensed content costs) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows and appraised values to measure whether the asset is recoverable. The Company measures the impairment based on the projected discounted cash flows of the asset over its remaining life.

Stock-Based Compensation – The Company follows U.S. GAAP, which requires all stock-based compensation to employees, including the grant of employee stock options, to be recognized in the statement of operations based on its fair value. Awards outstanding are accounted for using the accounting principles originally applied to the award. The expense associated with share-based compensation is recognized on a straight-line basis over the service period of each award. Refer to Note 8 for additional information related to this stock-based compensation plan.

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

Net Loss per Share

Basic (loss) income per share is computed by dividing net (loss) income available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the (loss) income of the Company. In computing diluted (loss) income per share, the treasury stock method assumes that outstanding instruments are exercised/converted, and the proceeds are used to purchase Common Stock at the average market price during the period. Instruments may have a dilutive effect under the treasury stock method only when the average market price of the Common Stock during the period exceeds the exercise price/conversion rate of the instruments.

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	December 31, 2023	December 31, 2022
Convertible Preferred Stock	382,900,000	382,900,000

	382,900,000	382,900,000

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. For the period of these financial statements, the CEO of the Company was the CODM. The Company views its operations and manages its business as one operating and reporting segment.

New accounting standards

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2023, the Company has an accumulated deficit of approximately $5.0 million and incurred a net loss of $1.4 million in 2023. These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

The Company has a limited operating history, which makes it difficult to evaluate current business and future prospects. During 2023, the Company reported $169,111 of service revenues, down from $461,174 in 2023 and no revenues in 2021 and 2020. Management expects the Company to incur further losses in the foreseeable future due to costs associated with content acquisition and production, the cost of on-going litigation, and costs associated with being a public company. There can be no assurance that our operations will ever generate sufficient revenues to fund continuing operations, or that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. To mitigate this situation, the Company has a loan agreement with the Company’s CEO/President to fund its month-to-month cash flow needs. During 2023, the Company borrowed $178,500 from and repaid $178,500 to Mr. MacGregor pursuant to a master loan agreement that is due and payable in 2024. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

NOTE 4. Intangible Assets

The identifiable intangible assets consist of the following assets:

	December 31, 2023	December 31, 2022
Website placed in service	$9,000	$-
Website - under development	42,000	-
Software – predeployment	21,684	-
	72,684	-

Accumulated amortization	(1,000)	-
	$71,684	$-

There were no impairment charges associated with the Company’s identifiable intangible assets during the years ended December 31, 2023 and 2022.

Amortization expense recorded in the accompanying consolidated statements of operations was $1,000 for the year ended December 31, 2023. The Company did not own any intangible assets during the year-ended December 31, 2022.

Note 5 – Income Taxes

The components of our deferred tax assets are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$514,000	$195,000

Less valuation allowance	(514,000)	(195,000)
Net deferred tax assets	$-	$-

The benefit of income taxes for the years ended December 31, 2023 and 2022 consist of the following:

	2023	2022
U.S. federal
Current	$-	$-
Deferred	-	-
State and local
Current	-	-
Deferred	-	-
Valuation allowance	-	-
Income tax provision (benefit)	$-	$-

At December 31, 2023, the Company has federal and state net operating loss carryforwards of approximately $65,000 of losses that begin to expire in 2037. Beginning in 2018, net operating losses generated for federal purposes will no longer expire. As of December 31, 2023, the amount of federal net operating loss carryforwards that do not expire is approximately $449,000. Realization of the deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that one portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not fully realize the benefits on the balance of its net deferred tax assets and, accordingly, the Company has established full valuation allowance on its net deferred tax assets.

Note 6 – Notes Payable

Note Payable – Related Party

On March 31, 2022, the Company agreed to exchange $299,401 in debt obligations to Michael MacGregor, the Company’s CEO & President and Board member, and relief from two of the Company’s legal services providers in exchange for equity in the form of 3,000,000 common shares valued at $0.10 per share for an equivalent aggregate value of $300,000. The transaction enabled the Company to retire $231,901 of debt due and owing to Mr. MacGregor and $67,500 of accrued legal fees. Additionally, during 2022, the Company borrowed from and subsequently repaid an additional $68,760 to Mr. MacGregor.

During 2023, the Company borrowed $178,500 from and repaid $178,500 to Mr. MacGregor pursuant to a master loan agreement dated March 1, 2023. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

On March 1, 2023, the Company entered into a new Master Loan Agreement between Mr. MacGregor and the Company. During 2023, the Company borrowed $178,500 from and repaid the same amount to Mr. MacGregor.

Economic Injury Disaster Loan

In March 2021, the Company executed an Economic Injury Disaster Loan (“EIDL”) secured loan with the U.S. Small Business Administration under the EIDL program in the amount of $149,900. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Interest only installment payments commenced in September 2023.

Note 7 – Equity

Common Stock

The Company has 1,000,000,000 common shares authorized. As of March 13, 2024, the Company has 109,865,991 shares issued and outstanding. As of March 13, 2024, the total number of shareholders of record was 330.

The Common Stock has a one share one voting right with no other rights. There are no provisions in the Company’s Articles of Incorporation, Articles of Amendment, or By-laws that would delay or prevent a change of control. The Board may from time to time declare, and the Company may pay, dividends on its shares in cash, property, or its own shares, except when the Corporation is insolvent, when the payment thereof would render the Company insolvent, subject to any preferential dividend rights of outstanding shares of preferred shares or when the declaration or payment thereof would be contrary to any other state law restrictions.

Preferred Stock

The Preferred Stock consists of 1,000,000 preferred shares authorized, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). At present, 3,829 Series A preferred shares are issued and outstanding. The Series A preferred shares have the following rights: (i.) a first position lien against all of the Company’s assets including but not limited to the Company’s IP (“Intellectual Property”), (ii.) is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred stock may be exchanged for 100,000 Common Stock shares, (iii.) and that each share of Series A preferred stock shall carry superior voting rights to the Company’s Common Stock and that each share of Series A preferred stock shall be counted as 1,000,000 votes in any Company vote and (iv.) and any other benefits as deemed necessary and appropriate at the time of such issuance. The Preferred shares do not have any specific redemption rights or sinking fund provisions.

The “Liquidation Preference” with respect to a share of Series A preferred stock means an amount equal to the ratio of (i.) the total amount of the Company’s assets and funds available for distribution to the Series A preferred shares to (ii.) the number of shares of Series A preferred stock outstanding. The Series A preferred stock has a liquidation preference equal to $12.02 per preferred share.

Dividend Provisions

Subject to preferential dividend rights, if any, of the holders of Preferred Stock, dividends on the Common Stock may be declared by the Board of Directors and paid out of any funds legally available therefor at such times and in such amounts as the Board of Directors shall determine.

Note 8– Equity Based Compensation

The American Picture House Corporation 2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan (the “Plan”) was established in January 2023 to create an additional incentive to promote the financial success and progress of the Company. The Plan shall be administered by the Board of Directors and may grant options to purchase shares of the authorized but unissued Common Stock of the Company. The options may be either incentive stock options or nonqualified stock options.

The options granted under the Plan expire on the date determined by the Board of Directors and may not extend more than 10 years.

Under the Plan, unless the board specifies otherwise, stock options must be granted at an exercise price not less than the fair value of the Company’s Common Stock on the grant date. The aggregate fair value of incentive stock options held by any optionee shall not exceed $100,000.

The Board of Directors shall determine the terms and conditions of the options. The vesting requirements of all awards under the Plan may be time or event based and vary by individual grant. The incentive stock options and nonqualified stock options generally become exercisable over a two-year period. Vested and unexercised options may be available to be exercised no later than three months after termination of employment (or such longer period as determined by the Board of Directors).

On January 11, 2024, the Company’s Board of Directors authorized the issuance of 250,000 options to each of its nine board members, 1,673,250 options to advisors, 662,983 options to Mr. Macgregor, and 497,238 options to Mr. Blanchard for an aggregate of 5,083,471 options with the rights to purchase common shares of the Company at an exercise price of $0.0125 per share. No stock option expense will be reported until such time as the stock option grant and related agreements are fully executed. Also see Note 11 – Subsequent Events.

Note 9 – Contingencies and Uncertainties

Risks and Uncertainties – The Company’s operations are subject to significant risks and uncertainties including financial, operational, and regulatory risks, including the potential risk of business failure. The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

Legal and other matters – In the normal course of business, the Company may become a party to litigation matters involving claims against the Company.

Pending Legal Proceeding:

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

On January 8, 2024, Defendants LDSI and MacGregor filed their Motion for Summary Judgment with the Court seeking an order dismissing the action. Defendants’ Motion is currently pending before the Court.

At this time, management is unable to make an estimate of the possible loss or range of loss, if any, although it estimates the risk of such loss to be low. Because management is unable to reasonably estimate the amount of any loss, if any, no loss accrual has been recorded.

NOTE 10 – Related Party Transactions

The Company has agreed to indemnify Mr. MacGregor for all legal and professional costs originating from the lawsuit Randall S. Sprung v. Bannor Michael MacGregor, Jeffery Katz, and Life Design Station International, Inc. – Supreme Court of New York, County of Kings, Index No.: 504677/2019.

Regarding the IMM Technology License more fully described in Note 2, Mr. MacGregor was a member of the Board of Directors of VASTECH from March 8, 2017 until July 7, 2021. Mr. MacGregor also owns approximately 2.5% of VASTECH. Mr. MacGregor owns approximately 4.9% of Intellitech Pty Ltd, the now current owner of the VASTECH IMM Technology.

During 2023 and 2022, the Company incurred approximately $200,000 and 120,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. At December 31, 2023 and 2023, the Company had $0 and $65,000, respectively, in accounts payable and accrued expenses owed to the legal firm.

The Company has consulting services relationships with members of the Board whereby they were compensated a total of $185,000 and $149,000 in 2023 and 2022, respectively. As of December 31, 2023 and 2022, $20,000 and $105,000, respectively, were accrued and unpaid. The consulting services are provided as requested by management and may be terminated at any time with no penalty. On January 1, 2023, the $105,000 of the 2022 accrued consulting fees were exchanged for options to purchase 1,160,221 shares of Common Stock at $0.125 per share.

During 2022, the Company entered into consulting agreements with Ribo Music LLC aka Ribo Media (“Ribo Media”) whereby the Company assisted Ribo Media in developing an online media platform to deliver music and eventually movies directly to consumers via their smart devices. Revenues from the Ribo Media consulting services totaled $0 and $186,250, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, accounts receivable from Ribo Media totaled $0 and $35,000, respectively. Michael Blanchard, a director and shareholder of the Company and Timothy Battles, a director and shareholder of the Company, are both Managing Members and controlling shareholders in Ribo Media.

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

In August 2022, the Company funded Devil’s Half-Acre Productions, LLC owned by John Luessenhop to produce the feature film Devil’s Half-Acre written and directed by Dashiell Luessenhop, a son of A. John Luessenhop, a director of the Company. During the years ended December 31, 2023 and 2022, the Company capitalized $40,199 and $106,355, respectively, of production costs associated with this film. In July 2023 APH obtained 100% ownership of Devil’s Half-Acre Productions, LLC and executed a new option agreement with the writer. In September 2023, APH paid a Five Thousand-Dollar (5,000) option fee to the writer. This option entitles APH to produce the film by July 2024, with the ability to extend the option for an additional two (2) years.

During 2022, the Company entered into definitive agreements to secure Bold Crayon Corporation (“Bold Crayon” or “BC”) as a development partner and purchased certain assets from Bold Crayon, including a portion of the rights to a feature film, and copyrights on six film titles. The Parties agree that APHP will designate BC as a “Content Partner”, wherein BC will develop content and present APHP with a first opportunity to co-finance and/or coproduce content developed by BC subject to a mutually agreed upon Content Partner Agreement and BC will accept such designation. The Company anticipates any rights and obligations between APH and BC to be effective upon the greenlighting of a specific film or show Mr. MacGregor, CEO/President and a director of the Company, Mr. MacGregor is also the CEO/President and a director of Bold Crayon and effectively controls Bold Crayon as a managing manager of the trustee of the trust that owns the majority ownership interest in Bold Crayon. Mr. Michael Blanchard was a past Director and Secretary/Treasurer of Bold Crayon and is a director of APHP. The transaction between the parties has been consummated and all IP and copyrights have been transferred. The assets acquired included:

Bold Crayon’s (BC’s) ownership in the feature film “BUFFALOED” inclusive of:

●	BC’s ownership rights in BUFFALOED as per the agreements between BC and Lost City Inc (“Lost City”), the Co-Finance/ Co-Production Agreement dated July 10th, 2018.
●	A secured position of a one million three hundred eighty-thousand-dollar ($1,380,000 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”).
●	A thirty-five percent (35%) beneficial ownership interest as per the film’s CAMA.

● Title and all copyrights to “THIEF” (including five titles) (U.S. Copyright #: V9968D472 (2019)), BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer; and

● Title and copyright to “SPREAD THE WORD” (U.S. Copyright #: V9968D474 (2019)) BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer.

The terms of the above agreement to purchase the BC assets included the following consideration:

●	APHP agreed to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED receivable;
●	APHP is to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares. No shares were issued to BC as of December 31, 2023. See Note 11 – Subsequent Events for the 2024 issuance of Preferred Shares to Bold Crayon.
●	APHP designated Bold Crayon as an APHP content development partner (“Content Partner”).
●	APHP will provide Co-producer agreements to Bold Crayon when applicable.

On November 10, 2022, the Company approved the optioning of MIDNIGHT’S DOOR written by Kirsten Elms from Mr. Luessenhop for $12,700 (provided the Company produces MIDNIGHT’S DOOR as a feature film and further subject to producer agreements with Luessenhop and MacGregor). Mr. Luessenhop is a director of the Company and owned 2.005% of the Company at the time of this transaction.

On November 10, 2022 the Company entered into an additional agreement regarding THE DEVIL’S HALF-ACRE to extend additional financing in an undetermined amount to the film in exchange among other things for increased equity in the film. At the time, DEVIL’S HALF-ACRE was controlled by Mr. Luessenhop.

On November 10, 2022 the Company granted Mr. Luessenhop, a director of the Company, the right to purchase 2,000,000 common shares in the Company for $0.0125 per share for an aggregate purchase price $25,000 to be paid to the Company in the form of two components: (i.) relief of an outstanding account payable of $12,417 due to Mr. Luessenhop from the Company and (ii.) cash of $12,583.

During 2023, the Company borrowed $178,500 from and repaid $178,500 to Mr. MacGregor pursuant to a master loan agreement dated March 1, 2023. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

In November 2023, the Company entered into a Consulting Agreement with A. John Luessenhop a director of the Company, pursuant to which Mr. Luessenhop serves as President of the Company. During 2023, Mr. Luessenhop was paid $80,000 under this agreement. The Consulting Agreement expired on December 31, 2023.

In November 2023, the Company entered into a Consulting Agreement with Michael Blanchard, a director of the Company, pursuant to which Mr. Blanchard agree to serve as an advisor to the Company to promote the quality of the Company’s products and services and to enhance and develop the Company’s relationships with the entertainment industry and technology developers. In return for these services, the Company paid Mr. Blanchard $40,625 for services rendered. The Consulting Agreement expired on December 31, 2023.

In November 2023, the Company entered into a Consulting Agreement with Philip Quartararo, a director of the Company, pursuant to which Mr. Quartararo acted as an advisor to the Company to promote the quality of the Company’s products and services and to enhance and develop the Company’s relationships with the entertainment industry and technology developers. In return for these services, the Company paid Mr. Quartararo $10,000.00 for services rendered. Mr. Quartararo died on November 22, 2034, terminating the consulting agreement.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2023, to the date these consolidated financial statements were issued. Except as noted below, management has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Sales of Common Stock

During the period January 1, 2024 to present, the Company sold 75,000 shares of Common Stock at $0.20 per share to new investors resulting in total proceeds of $15,000.

Stock Option Grants

On January 11, 2024, the Company’s Board of Directors authorized the issuance of 250,000 options to each of its nine board members, 1,673,250 options to advisors, 662,983 options to Mr. Macgregor, and 497,238 options to Mr. Blanchard for an aggregate of 5,083,471 options with the rights to purchase common shares of the Company at an exercise price of $0.0125 per share.

Noah Morgan Private Family Trust Loan Agreement (“NMPFT”)

On February 6, 2024, the Company entered into a master loan agreement with the NMPFT. The master note agreement accrues interest at a rate of 4.68%. Also on February 6, 2024, the Company borrowed $200,000 pursuant to this loan agreement with this amount due and payable in a lump sum on February 6, 2025. This note is not convertible. The $200,000 was used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC as described below. Later in February, NMPFT loaned an additional $50,000 to APHP.

Senior Mezzanine Loan Agreement with Barron’s Cove Movie, LLC

In February 2024, the Company loaned $200,000 to Barron’s Cove Movie, LLC pursuant to a Senior Mezzanine Loan Agreement. $20,000 of the loan proceeds will be used to pay executive producer fees, including $10,000 to Mr. MacGregor. The $200,00 loan, plus a premium of twenty percent (20%), is due and payable on that date which is the earlier of either (a) twelve (12) months from the date of the loan, or (b) from allocable proceeds received by Barron’s Cove Movie, LLC related to the movie, whichever occurs first.

On March 18, 2024, the Company received $54,951 from the Buffaloed CAMA (See Note 10) - $31,948 related to the receivable due the Company at December 31, 2023 plus $23,003 earned in the first quarter of 2024. Previously in 2022, the Company earned an additional $249,924 under the Buffaloed CAMA for cumulative proceeds of $304,875. Pursuant to the Asset Purchase Agreement by and among the Company and Bold Crayon Corporation and based on cumulative collections of $304,875, the Company issued 17 shares of preferred stock to Bold Crayon Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions to remediate such material weaknesses, and subject to fundraising, which includes hiring additional employees. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2024; however, the implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our disclosure controls and procedures.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based principally on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, we have identified a material weakness related to our internal control over financial reporting as of December 31, 2023. As defined in Regulation 12b-2 under the Securities Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, as of December 31, 2023, the ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses (i.e. lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls) in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the year ended December 31, 2023.

Management has identified corrective actions to remediate such material weaknesses, subject to fundraising, which includes hiring additional employees. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2024; however, the implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our disclosure controls and procedures.

(c)	Attestation Report of the Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption for emerging growth companies provided in the JOBS Act.

(d)	Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JUSRISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

AMERICAN PICTURE HOUSE CORPORATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Director Since	Term Ends
Bannor Michael MacGregor, Chief Executive Officer and Director	58	2017	2024
A. John Luessenhop, Jr., Esq., President, Director	65	2022	2024
Donald J. Harris, Esq., Secretary/Director	61	2021	2024
*Michael Wilson, Director	58	2021	2024
Michael Blanchard, Director	64	2020	2024
Tim Battles, Director	60	2022	2024
*Peter Conway, Director	66	2021	2024
*William J. MacDonald, Director	68	2023	2024
*Thomas Rauker, Director	60	2023	2024
James H. Hayne, Assistant Secretary/Assistant Treasurer	58
Daniel J. Hirsch, Treasurer	56

* Independent Director

Bannor Michael MacGregor, CEO/Chairperson

Mr. MacGregor has served as the Company’s Chief Executive Officer since September of 2017. Mr. MacGregor has been the Managing Member of Duncan Morgan, LLC since June of 2008. Prior to that, Mr. MacGregor served as the CEO and President of Bold Crayon Corporation from 2018 to present. Mr. MacGregor was a producer on the feature film, BUFFALOED (2020). Mr. MacGregor also served as an Executive Director at the Organization for the Advocacy of Multi Cultural Unity, Inc., a non-profit, that promotes cultural awareness, from 2016 to 2022.

A. John Luessenhop, Jr., Esq., President/Director

Mr. Luessenhop has served as the Company’s President since July of 2023. Prior to that Mr. Luessenhop has served as the CFO at Catalyst Cannabis Co. from 2020 to present. Mr. Luessenhop is a writer/director/producer and former Wall Street attorney. Mr. Luessenhop co-wrote and directed SPEED KILLS, starring John Travolta and Kathryn Winnick. The film premiered as an original on the leading streaming services with high success. Mr. Luessenhop directed two movies, TAKERS and TEXAS CHAINSAW 3D (the reboot of the iconic horror franchise), that both opened #1 at the U.S. Box Office. TAKERS also followed its box office success by topping U.S. charts for sales, rentals, and video-on-demand purchases. Mr. Luessenhop earned degrees at the University of Virginia and Georgetown Law School.

Donald J. Harris, Esq., Secretary/Director

Mr. Harris has served as the Company’s Secretary since July of 2023. Mr. Harris serves as a partner at Harris Sarratt & Hodges, LLP since 1999. Mr. Harris is a corporate attorney and trial attorney specializing in complex business disputes involving issues related to corporate governance, and ownership, contracting, technology, intellectual property, and licensing.

Michael Wilson, Independent Director

Mr. Wilson serves as the EVP of Operations and Finance at Astro Digital since January of 2017. Mr. Wilson serves as the Co-Founder of The Panama Media Center since January of 2013. Mr. Wilson serves as an Executive Director of The Delahunt Group since March of 2011. Mr. Wilson is an executive and corporate advisor specializing in business strategy, investment banking, portfolio management, and valuation. Mr. Wilson earned an MBA from NYU Stern School of Business and is a graduate of Northeastern University.

Michael Blanchard, Director

Mr. Blanchard had served the Company’s as its Secretary/Treasurer from September 2020 to July 2023. Mr. Blanchard serves as the CEO of Ribo Music, LLC since April of 2020. Prior to that, Mr. Blanchard served as an Investor Liaison to Bold Crayon Corporation from 2018 to December of 2020. Mr. Blanchard is a graduate of Boston College.

Tim Battles, Director

Mr. Battles serves as the CFO of Ribo Music, LLC since April of 2020. Prior to that, he served as the SVP/Chief Integration Officer of TPx Communications from 2016 to 2018. Mr. Battles earned a Bachelor’s Degree from Bowdoin College.

Peter Conway, Independent Director

Mr. Conway serves as the CEO of PC2 Consulting since January 2015. Prior to that, Mr. Conway served as COO, CTO and various executive roles in product line development, marketing and sales spanning servers, storage and networking technologies for companies like EMC, Dell, and Microsoft. Mr. Conway earned a Masters at Computer Science from Rensselaer Polytechnic Institute (RPI) and a B.S. at Computer Science from Union College.

William J. MacDonald, Independent Director

Mr. MacDonald serves as the Chief Creative Officer of Asteri Networks since December of 2017. Mr. MacDonald is an American film and television producer and writer. Mr. MacDonald was a co-creator of the HBO original series ROME (in association of the BBC) along with John Milius and Bruno Heller and served as an executive producer and writer on the series. Mr. MacDonald has a producer, co-producer or executive producer credit on SLIVER, JADE, AN OCCASIONAL HELL, ROUGH RIDERS, MOLLY AND ONE MAN’S HERO. Mr. MacDonald earned an undergraduate degree from Georgetown University and a Juris Doctor degree from the Fordham University School of Law in New York.

Thomas Rauker, Independent Director

Mr. Rauker currently serves as the President and COO of Aidentified, LLC, an AI driven data and intelligence business, since June of 2022, and was also recently added to the Board of Directors. Prior to this Mr. Rauker served as the Global COO of Dun & Bradstreet (D&B) since May of 2019 and served in various executive leadership roles at the company since January of 2015 following the acquisition of NetProspex, Inc. During his tenure at D&B he played key roles in both the privatization of the company, completed in February of 2019, and the following IPO in July 2020 to bring the company back to the NYSE. Prior to D&B, Mr. Rauker served as the COO and CFO of NetProspex starting in 2010, leading the company through a Series C of Venture Capital Funding leading to a successful sale of the company in January 2015 to D&B. Mr. Rauker also has continued to serve as an advisor to multiple Private Equity and Venture Capital firms since June of 2021.

Daniel Hirsch, Treasurer

Mr. Hirsch has served as the Company’s Treasurer since July of 2023. Prior to that Mr. Hirsch served as Chief Financial Officer and director of Todos Medical Ltd since January 5, 2020. Mr. Hirsch has been Managing Partner of First Line Capital, LLC since 2002. Mr. Hirsch holds a Bachelor’s Degree in Economics from Yeshiva University and a Master’s Degree in Public Health from the New School of Social Research.

James H. Hayne, CPA, Assistant Secretary and Assistant Treasurer

Mr. Hayne has served as the Company’s Assistant Secretary and Assistant Treasurer since July of 2023. Mr. Hayne is a finance executive with over 30 years’ corporate and public accounting experience. Mr. Hayne has been a shareholder at Hayne Financial Consulting, LLC, a consulting firm that principally provides contract accounting and chief financial officer services, since January 1, 2023. Mr. Hayne was a shareholder at Hayne, CPA, PLLC from November 1, 2017 through December 31, 2019; and from January 1, 2020 through December 31, 2022, Mr. Hayne was a shareholder with Dodson, Shelton & Nelson, P.A. Mr. Hayne holds a Bachelor’s Degree in Accounting from North Carolina State University and is a licensed Certified Public Accountant.

Board of Directors

General Practices

According to our Amended and Restated Articles of Incorporation, our Board of Directors must consist of at least seven and not more than sixteen directors. Currently, our Board of Directors consists of nine directors. Pursuant to our Amended Articles, our directors are elected at an annual or special general meeting of our shareholders and serve on our Board of Directors until the next annual general meeting at which one or more directors are elected or until they are removed by the majority of our shareholders at an annual or special general meeting of our shareholders or upon the occurrence of certain events, in accordance with our Amended Articles. In addition, our Amended Articles allow our Board of Directors to appoint directors to fill vacancies on our Board of Directors to serve until the next annual meeting or special general meeting, or earlier if required by our Amended Articles or applicable law.

Our Board of Directors consists of 9 members with 4 members being independent under Nasdaq rules. The independent directors are: Michael Wilson, Peter Conway, William MacDonald and Thomas Rauker.

Audit Committee

Our Board of Directors has adopted an audit committee charter that sets forth the responsibilities of the audit committee consistent with the regulations of the SEC including the following:

●	Oversight of our independent registered public accounting firm and recommending the engagement, compensation or termination of engagement of our independent registered public accounting firm to the Board of Directors or shareholders for their approval, as applicable;

●	Recommending the terms of audit and non-audit services provided by the independent registered public accounting firm for pre-approval by the board or shareholders for their approval, as applicable, in accordance with the requirements of applicable law.

Our audit committee, which consists of two directors and one officer, provides assistance to our Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal control over financial reporting. Our audit committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management.

Our audit committee consists of Michael Wilson, a director, who serves as the chairperson and Thomas Rauker, a director, and James Hayne, an officer, serve as the other committee members. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq corporate governance rules. Our Board of Directors has determined that Mr. Wilson, Mr. Rauker, and Mr. Hayne are “audit committee financial experts” as defined by the SEC rules and has the requisite financial experience as defined by the Nasdaq Rules. Our Board of Directors has determined that two members, Mr. Wilson and Mr. Rauker, of our audit committee are independent under the Nasdaq Rules, including the additional independence requirements applicable to the members of the audit committee.

Compensation Committee

Under Wyoming law, the Board of Directors of any corporation may appoint a compensation committee. Our compensation committee is comprised of at least three directors, including two outside directors, who must constitute a majority of the members of the compensation committee.

The roles of the compensation committee are, among others, as follows:

●	Recommending to the Board of Directors with respect to the approval of the compensation policy for office holders and, once every three years, regarding any extensions to a compensation policy that was adopted for a period of more than three years;

●	Reviewing the implementation of the compensation policy and periodically recommending to the Board of Directors with respect to any amendments or updates of the compensation plan;

●	Resolving whether or not to approve arrangements with respect to the terms of office and employment of office holders; and

●	Exempting, under certain circumstances, a transaction with our chief executive officer from the approval of the general meeting of our shareholders.

Our compensation committee consists of three directors, Thomas Rauker who serves as the chairperson, and Peter Conway, and William J. MacDonald who serve as the other members. Our Board of Directors has determined that two members, Mr. Rauker and Mr. MacDonald, of our compensation committee are independent under the Nasdaq Rules, including the additional independence requirements applicable to the members of a compensation committee.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee, which is comprised of three directors, is responsible for reviewing proposed new members of the Board and establishing full criteria for board membership. The nominating and corporate governance committee is also responsible for evaluating the performance of the Board as a whole, as well as that of the individual members of the Board.

Our nominating and corporate governance committee consists of A. John Luessenhop. Jr., who serves as the chairperson, Timothy Battles and Donald Harris who serve as the other members.

For the fiscal years ending December 31, 2022, and 2023, the Board of Directors:

Reviewed and discussed the audited financial statements with management and reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the Board of Directors’ review and discussion of the matters above, the Board of Directors authorized inclusion of the audited financial statements for the year ended December 31, 2023, and 2022, to be included in this Form 10-K filed with the Securities and Exchange Commission.

Code of Ethics & Insider Trading Policy

We have adopted a Code of Ethics and Insider Trading Policy which applies to our executive officers, directors and employees. A copy of our code of ethics is filed as Exhibit 14 to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

On January 11, 2024, the Company’s Board of Directors issued 250,000 options to each of its nine board members, 1,673,250 options to advisors, 662,983 options to Mr. Macgregor, and 497,238 options to Mr. Blanchard for an aggregate of 5,083,471 options with the rights to purchase common shares of the Company at an exercise price of $0.0125 per share.

We have entered into a consulting agreement with our CEO, Michael MacGregor, for a fee of Five Thousand dollars ($5,000) per month in 2022. For 2023, the CEO received $20,000/month for the months of September through December for a total of $80,000. The agreement calls for the promotion of the quality of the Company’s products and services with attention to the maintenance of the standards and procedures of the Company. Additionally, the CEO is seeking to enhance and develop the Company’s relationships with the entertainment industry and technology developers.

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bannor Michael MacGregor	2022	$60,000	(1)	-	-	-	-	-	-	$60,000
Bannor Michael MacGregor	2023	$80,000		-	-	-	-	-	-	$80,000

1.	Mr. MacGregor earned consulting compensation of $5,000 per month in 2022 of which $60,000 was accrued and unpaid as of December 31, 2022. On January 1, 2023, the $60,000 of accrued 2022 consulting fees payable to Mr. MacGregor were exchanged for options to purchase 480,000 shares of Common Stock at $0.125 per share.

Except as disclosed above, no Directors were paid in excess of $100,000 in the year 2022.

AMERICAN PICTURE HOUSE CORPORATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our capital shares as of March 13, 2024, for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of our capital shares.

Common Shares

Name of All Officers, Directors, and Control Persons	Affiliation with Company (e.g., Officer Title /Director/ Owner of more than 5%)	Residential Address (City / State Only)	Number of shares owned	Share type/class	Ownership Percentage of Class Outstanding	Names of control person(s) if a corporate entity
Bannor Michael MacGregor (1)(4)	Chairman, CEO	Durham, NC	28,792,341	Common	26.21%
A. John Luessenhop, Jr. (4)	President, Director	Amagansett, NY	3,480,127	Common	3.17%
Donald J. Harris (4)	Secretary, Director	Raleigh, NC	3,367,240	Common	3.06%
Daniel Hirsch	Treasurer	Teaneck, NJ	0	Common	0%
James H. Hayne	Asst. Secretary & Asst. Treasurer	Cary, NC	0	Common	0%
Tom Rauker (4)	Director	Littleton, MA	250,000	Common	.23%
William J. MacDonald (4)	Director	Venice Beach, CA	250,000	Common	.23%
Michael Blanchard (4)	Director	Littleton, MA	4,287,238	Common	3.90%
Michael Wilson (4)	Director	Denville, NJ	350,000	Common	0.32%
Peter Conway (2) (4)	Director	Acton. MA	250,000	Common	0.23%
Philip Quartararo (3)	Director	Bell Canyon, CA	20,000	Common	0.02%
Timothy Battles (4)	Director	Groton, MA	4,680,000	Common	4.26%
PC2 Consulting	Shareholder	Acton, MA	48,000	Common	0.04%	Peter Conway (2)
North Star Capital PTY	Shareholder	Hampton, AUS	3,500,000	Common	3.19%	Damian Gill (3)
Black Rock Capital PTY	Shareholder	Victoria, AUS	3,000,000	Common	2.73%	Damian Gill (3)
Donald & Janet Gundermann	Shareholder	Palm Beach, FL	7,500,000	Common	6.83%
All Officers, Directors and Control Persons			59,774,946		54.41%

(1)	Mr. MacGregor is a Managing Manager of Hyperion Sprung Private Family Trust Management Company, LLC, trustee of The Noah Morgan Private Family Trust which owns 27,629,358 common shares of the Company which represents 25.15% of the Common Shares of the Company.

(2)	Mr. Conway is a principal of PC2 Consulting.

(3)	Mr. Quartararo passed away in November of 2023.

(4)	Includes 250,000 shares that each Director has the right to acquire from the Company pursuant to the exercise of stock options issued on February 8, 2024. Additionally, on January 11, 2023 the Company issued 662,983 options to Mr. Macgregor and 497,238 options to Mr. Blanchard. Options can be exercised at $0.0125 per share.

Preferred Shares

Name of Beneficial Owner	Series A Preferred Shares Beneficially Owned (1)	Percentage of Series A Preferred Shares (2)
Bannor Michael MacGregor (3)	3,829	100.00%

Total	3,829	100.00%

(1)	The holders of the Series A preferred shares, shall not be entitled to receive dividends. The holders of Series A preferred shares shall be entitled to vote on all matters submitted to a vote of the shareholders of the Company. The holders of the Series A preferred shares shall be entitled to one million (1,000,000) votes per one share of Series A preferred held. The holders of any Series A preferred shares shall be entitled to convert such shares into fully paid and non-assessable shares of Common Stock at the following conversion ratio: each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares.

(2)	The number of Series A Preferred shares outstanding used in computing the percentage is 3,829.

(3)	The address for Bannor Michael MacGregor is Durham, NC.

AMERICAN PICTURE HOUSE CORPORATION

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than described below or the transactions described under the heading “Executive Compensation,” there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were a participant and in which any director, executive officer, holder of 5% or more of any class of our capital shares or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Related Party Transactions in 2023 and 2022

The Company has agreed to indemnify Mr. MacGregor for all legal and professional costs originating from the lawsuit Randall S. Sprung v. Bannor Michael MacGregor, Jeffery Katz, and Life Design Station International, Inc. – Supreme Court of New York, County of Kings, Index No.: 504677/2019.

Regarding the IMM Technology License more fully described in Note 2, Mr. MacGregor was a member of the Board of Directors of VASTECH from March 8, 2017 until July 7, 2021. Mr. MacGregor also owns approximately 2.5% of VASTECH. Mr. MacGregor owns approximately 4.9% of Intellitech Pty Ltd, the now current owner of the VASTECH IMM Technology.

During 2023 and 2022, the Company incurred approximately $200,000 and 120,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. At December 31, 2023 and 2023, the Company had $0 and $65,000, respectively, in accounts payable and accrued expenses owed to the legal firm.

The Company has consulting services relationships with members of the Board whereby they were compensated a total of $185,000 and $149,000 in 2023 and 2022, respectively. As of December 31, 2023 and 2022, $20,000 and $105,000, respectively, were accrued and unpaid. The consulting services are provided as requested by management and may be terminated at any time with no penalty. On January 1, 2023, the $105,000 of the 2022 accrued consulting fees were exchanged for options to purchase 1,160,221 shares of Common Stock at $0.125 per share.

During 2022, the Company entered into consulting agreements with Ribo Music LLC aka Ribo Media (“Ribo Media”) whereby the Company assisted Ribo Media in developing an online media platform to deliver music and eventually movies directly to consumers via their smart devices. Revenues from the Ribo Media consulting services totaled $0 and $186,250, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, accounts receivable from Ribo Media totaled $0 and $35,000, respectively. Michael Blanchard, a director and shareholder of the Company and Timothy Battles, a director and shareholder of the Company, are both Managing Members and controlling shareholders in Ribo Media.

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

In August 2022, the Company funded Devil’s Half-Acre Productions, LLC owned by John Luessenhop to produce the feature film Devil’s Half-Acre written and directed by Dashiell Luessenhop, a son of A. John Luessenhop, a director of the Company. During the years ended December 31, 2023 and 2022, the Company capitalized $40,199 and $106,355, respectively, of production costs associated with this film. In July 2023 APH obtained 100% ownership of Devil’s Half-Acre Productions, LLC and executed a new option agreement with the writer. In September 2023, APH paid a Five Thousand-Dollar (5,000) option fee to the writer. This option entitles APH to produce the film by July 2024, with the ability to extend the option for an additional two (2) years.

On November 10, 2022, the Company approved the optioning of MIDNIGHT’S DOOR written by Kirsten Elms from Mr. Luessenhop for $12,700 (provided the Company produces MIDNIGHT’S DOOR as a feature film and further subject to producer agreements with Luessenhop and MacGregor). Mr. Luessenhop is a director of the Company and owned 2.005% of the Company at the time of this transaction.

During 2022, the Company entered into definitive agreements to secure Bold Crayon Corporation (“Bold Crayon” or “BC”) as a development partner and purchased certain assets from Bold Crayon, including a portion of the rights to a feature film, and copyrights on six film titles. The Parties agree that APHP will designate BC as a “Content Partner”, wherein BC will develop content and present APHP with a first opportunity to co-finance and/or coproduce content developed by BC subject to a mutually agreed upon Content Partner Agreement and BC will accept such designation. The Company anticipates any rights and obligations between APH and BC to be effective upon the greenlighting of a specific film or show Mr. MacGregor, CEO/President and a director of the Company, Mr. MacGregor is also the CEO/President and a director of Bold Crayon and effectively controls Bold Crayon as a managing manager of the trustee of the trust that owns the majority ownership interest in Bold Crayon. Mr. Michael Blanchard was a past Director and Secretary/Treasurer of Bold Crayon and is the Secretary/Treasurer and a director of APHP. The transaction between the parties has been consummated and all IP and copywrites have been transferred. The assets acquired included:

Bold Crayon’s (BC’s) ownership in the feature film “BUFFALOED” inclusive of:

●	BC’s ownership rights in BUFFALOED as per the agreements between BC and Lost City Inc (“Lost City”), the Co-Finance/ Co-Production Agreement dated July 10th, 2018.
●	A secured position of a one million three hundred eighty-thousand-dollar ($1,380,000 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”).
●	A thirty-five percent (35%) beneficial ownership interest as per the film’s CAMA.

● Title and all copyrights to “THIEF” (including five titles) (U.S. Copyright #: V9968D472 (2019)), BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer; and

● Title and copyright to “SPREAD THE WORD” (U.S. Copyright #: V9968D474 (2019)) BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer.

The terms of the above agreement to purchase the BC assets included the following consideration:

●	APHP agreed to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED receivable;
●

APHP is to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares.

No shares were issued to BC as of December 31, 2023. See Note 11 – Subsequent Events for the 2024 issuance of Preferred Shares to Bold Crayon.

●	APHP designated Bold Crayon as an APHP content development partner (“Content Partner”).
●	APHP will provide Co-producer agreements to Bold Crayon when applicable.

On November 10, 2022, the Company approved the optioning of MIDNIGHT’S DOOR written by Kirsten Elms from Mr. Luessenhop for $12,700 (provided the Company produces MIDNIGHT’S DOOR as a feature film and further subject to producer agreements with Luessenhop and MacGregor). Mr. Luessenhop is a director of the Company and owned 2.005% of the Company at the time of this transaction.

On November 10, 2022 the Company entered into an additional agreement regarding THE DEVIL’S HALF-ACRE to extend additional financing in an undetermined amount to the film in exchange among other things for increased equity in the film. At the time, DEVIL’S HALF-ACRE was controlled by Mr. Luessenhop.

On November 10, 2022 the Company granted Mr. Luessenhop, a director of the Company, the right to purchase 2,000,000 common shares in the Company for $0.0125 per share for an aggregate purchase price $25,000 to be paid to the Company in the form of two components: (i.) relief of an outstanding account payable of $12,417 due to Mr. Luessenhop from the Company and (ii.) cash of $12,583.

During 2023, the Company borrowed $178,500 from and repaid $178,500 to Mr. MacGregor pursuant to a master loan agreement dated March 1, 2023. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

In November 2023, the Company entered into a Consulting Agreement with A. John Luessenhop a director of the Company, pursuant to which Mr. Luessenhop serves as President of the Company. During 2023, Mr. Luessenhop was paid $80,000 under this agreement. The Consulting Agreement expired on December 31, 2023.

In November 2023, the Company entered into a Consulting Agreement with Michael Blanchard, a director of the Company, pursuant to which Mr. Blanchard agree to serve as an advisor to the Company to promote the quality of the Company’s products and services and to enhance and develop the Company’s relationships with the entertainment industry and technology developers. In return for these services, the Company paid Mr. Blanchard $40,625 for services rendered. The Consulting Agreement expired on December 31, 2023.

In November 2023, the Company entered into a Consulting Agreement with Philip Quartararo, a director of the Company, pursuant to which Mr. Quartararo acted as an advisor to the Company to promote the quality of the Company’s products and services and to enhance and develop the Company’s relationships with the entertainment industry and technology developers. In return for these services, the Company paid Mr. Quartararo $10,000 for services rendered. Mr. Quartararo died on November 22, 2024, terminating the consulting agreement.

On February 6, 2024, the Company entered into a master loan agreement with the Noah Morgan Private Family Trust. The master note agreement accrues interest at a rate of 4.68%. Also on February 6, 2024, the Company borrowed $200,000 pursuant to this loan agreement with this amount due and payable in a lump sum on February 6, 2025. This note is not convertible. The $200,000 was used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC as described below. Later in February, NMPFT loaned an additional $50,000 to APHP.

In February 2024, the Company loaned $200,000 to Barron’s Cove Movie, LLC pursuant to a Senior Mezzanine Loan Agreement. $20,000 of the loan proceeds will be used to pay executive producer fees, including $10,000 to Mr. MacGregor. The $200,00 loan, plus a premium of twenty percent (20%), is due and payable on that date which is the earlier of either (a) twelve (12) months from the date of the loan, or (b) from allocable proceeds received by Barron’s Cove Movie, LLC related to the movie, whichever occurs first.

AMERICAN PICTURE HOUSE CORPORATION

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Policy on Approval of Audit and Non-Audit Services of Independent Auditors

American Picture House Corporations’ Audit Committee is responsible for overseeing the work of its independent auditors. The Audit Committee’s policy is to approve all audit and non-audit services provided by BF Borgers CPA PC. These services may include audit services, audit-related services, tax services and other services, as further described below. Once services have been approved, BF Borgers and management then report to the Audit Committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable approval, and regarding the fees for the services performed. Such fees for 2023 and 2022 were approved by the Audit Committee in accordance with these procedures.

Principal Accountant Fees and Services

American Picture House Corporation paid the following fees for professional services rendered by BF Borgers, for the years ended December 31, 2023 and 2022:

	2023	2022
	(U.S. $)
Audit fees	101,000	20,000
Audit-related fees
Tax fees	7,000
All other fees
Total	$108,000	$20,000

The audit fees for the year ended December 31, 2023 were for professional services rendered for the integrated audit of American Picture House Corporations’ annual consolidated financial statements and its internal control over financial reporting as of December 31, 2023, 2022 and 2021 review of consolidated quarterly financial statements, statutory audits of American Picture House Corporation and its subsidiaries, issuance of comfort letters, consents and assistance with review of documents filed with the SEC, as well as the audit of carve out financial statements prepared in connection with certain divestment activities. The audit fees for the year ended December 31, 2022 were for professional services rendered for the integrated audit of American Picture House Corporations’ annual consolidated financial statements and its internal control over financial reporting as of December 31, 2022 and 2021. The 2023 tax fees represent amounts billed for preparation of the 2022 and 2021 federal and state income tax returns.

The Audit Committee believes that the provision of all non-audit services rendered is compatible with maintaining BF Borgers independence.

PART IV

ITEM 15. (a)	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as part of this Annual Report on Form 10-K:

American Picture House Corporation

(b) Exhibits

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
3.3	Devil’s Half-Acre Articles of Organization
3.4	Ask Christine Articles of Organization
10.1	Consulting Agreement with Bannor Michael MacGregor
10.1.1	Amended Consulting Agreement with Bannor Michael MacGregor
10.2	Economic Injury Disaster Loan (EIDL)
10.3	American Express Business Line of Credit Loan Agreement and Personal Guarantee
10.4	2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan
10.5	Asset Purchase Agreement with Bold Crayon
10.6	Devil’s Half-Acre Agreement
10.6.1	Devil’s Half-Acre Addendum
10.7	Ask Christine Screenplay Options Purchase Agreement
10.8	Master Loan Agreement between APHP and Bannor MacGregor
14.1	Code of Ethics
14.2	Code of Ethics For Executive Officers
24.1	Power of Attorney (included on signature page to annual report)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY

None.

AMERICAN PICTURE HOUSE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PICTURE HOUSE CORPORATION

By:	/s/ Bannor Michael MacGregor
Name:	Bannor Michael MacGregor
Title:	President and Chief Executive Officer
Dated:	March 28, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each of the undersigned directors and/or officers of American Picture House Corporation, a corporation organized under the laws of Israel, hereby constitutes and appoints Bannor Michael MacGregor, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign, execute and deliver with the U.S. Securities and Exchange Commission any and all amendments to this annual report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Bannor Michael MacGregor	President and Chief Executive Officer and Director	March 28, 2024
Bannor Michael MacGregor

By:	/s/ John Luessenhop, Jr.	President	March 28, 2024
John Luessenhop, Jr.

By:	/s/ Donald Harris	Secretary/Director	March 28, 2024
Donald Harris

By:	/s/ Michael Wilson	Director	March 28, 2024
Michael Wilson

By:	/s/ Michael Blanchard	Director	March 28, 2024
Michael Blanchard
By:	/s/ Tim Battles	Director	March 28, 2024
Tim Battles
By:	/s/ Peter Conway	Director	March 28, 2024
Peter Conway
By:	/s/ William J. MacDonald	Director	March 28, 2024
William J. MacDonald

By:	/s/ Thomas Rauker	Director	March 28, 2024
Thomas Rauker

