Form 10-Q
period 2024-03-31
American Picture House Corp
filed 2024-05-14
CIK 1771995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-56586

American Picture House Corporation

(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7812

(Primary Standard Industrial Classification Code Number)

85-4154740

(IRS Employer Identification No.)

477 Madison Avenue, 6th Floor

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

As of May 2, 2024 the Registrant had 111,399,325 shares of common stock issued and outstanding.

AMERICAN PICTURE HOUSE CORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

i

General and Where You Can Find Other Information

Unless otherwise indicated, all references to the “Company,” “we,” “our,” “APH” and “APHP” refer to American Picture House Corporation a Wyoming corporation. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America.

1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$25,126	$203,971
Accounts receivable	51,775	31,948
Prepaid expenses	13,367	29,185
Receivable - related party	621	1,349
Total Current Assets	90,889	266,453

Produced and licensed content costs	200,403	210,633
Loans receivable, film financing arrangements	220,000	-
Intangible assets, net of accumulated amortization of $1,750 and $1,000 as of March 31, 2024 and December 31, 2023, respectively.	74,114	71,864
IMM loans receivable, net of allowance of $366,387	-	-

TOTAL ASSETS	585,406	548,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	48,710	90,377
Deferred revenue, current portion	50,000	-
Interest payable - related party	1,641	-
Interest payable - EIDL loan	10,889	11,580
Note payable - related party	250,000	-

Total Current Liabilities	361,240	101,957

Economic injury disaster loan, non-current	149,900	149,900

Total Liabilities	511,140	251,857

Stockholders’ Equity (Deficit):
Common Stock $0.0001 par value. 1,000,000,000 authorized. 109,865,991 and 109,790,991 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	471,577	471,569
Preferred Stock $0.0001 par value. 1,000,000 authorized. 3,829 issued and outstanding as of March 31, 2024 and December 31, 2023.	-	-
Additional paid in capital	6,120,372	4,847,220
Accumulated deficit	(6,517,683)	(5,021,696)
Total Stockholders’ Equity (Deficit)	74,266	297,093
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$585,406	$548,950

*	Derived from audited information

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,
	2024	2023

Revenues	$23,003	$169,111

Cost of revenues	-	36,701
	23,003	132,410

Operating Expenses:
General and administrative	1,501,932	183,603
Sales and marketing	13,975	-
Total Operating Expenses	1,515,907	183,603
Net Operating Loss	(1,492,904)	(51,193)

Other Income (Expenses):
Interest income	102	741
Interest expense	(3,185)	(1,888)
Net Other Income (Expenses)	(3,083)	(1,147)
Loss before income taxes	(1,495,987)	(52,340)
Income taxes	-	-
Net loss	$(1,495,987)	$(52,340)

Net loss per common share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average shares used in per share computation - Basic and Diluted	109,865,001	100,735,159

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Paid In Capital	Deficit	(Deficit)

Balance, December 31, 2022	100,735,159	$10,074	3,829	$-	$3,577,548	$(3,655,378)	$(67,756)

Conversion of accrued liabilities totaling $105,000 into options to purchase 1,160,221 shares of Common Stock	-	-	-	-	105,000	-	105,000

Net Loss	-	-	-	-	-	(52,340)	(52,340)

Balance, March 31, 2023	100,735,159	$10,074	3,829	$-	$3,682,548	$(3,707,718)	$(15,096)

	Common Stock		Preferred Stock		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Paid In Capital	Deficit	(Deficit)

Balance, December 31, 2023	109,790,991	$10,979	3,829	$-	$5,307,810	$(5,021,696)	$297,093

Issuance of Common Stock for cash	75,000	8	-	-	14,992	-	15,000

Stock option compensation	-	-	-	-	1,258,160	-	1,258,160

Net Loss	-	-	-	-	-	(1,495,987)	(1,495,987)

Balance, March 31, 2024	109,865,991	$10,987	3,829	$-	$6,580,962	$(6,517,683)	$74,266

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,495,987)	$(52,340)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Expiration of produced and licensed costs	15,000	-
Stock option expense	1,258,160	-
Amortization expense	750	-
Change in operating assets and liabilities:
Accounts receivable	(19,827)	109,702
Prepaid expenses	15,818	17,838
Other receivables	-	168
Receivables - related party	728	-
Loans receivable, film financing arrangements	(220,000)	-
Accounts payable and accrued expenses	(41,667)	(41,783)
Payable to related party	-	(130,000)
Interest payable - related parties	1,641	111
Interest payable - EIDL loan	(691)	1,386
Deferred revenue	50,000	(35,000)
Net Cash Flows from Operating Activities	(436,075)	(129,918)

Cash Flows from Investing Activities:
Produced and licensed costs	(4,770)	(10,016)
Intangible assets	(3,000)	-
Net Cash Flows from Investing Activities	(7,770)	(10,016)

Cash Flows from Financing Activities:
Proceeds from debt borrowings - related parties	250,000	125,000
Proceeds from sale of Common Stock	15,000	-
Net Cash Flows from Financing Activities	265,000	125,000

Net Increase in Cash and Cash Equivalents	(178,845)	(14,934)
Cash and Cash Equivalents, Beginning of Period	203,971	31,573
Cash and Cash Equivalents, End of Period	$25,126	$16,639

Non-cash Financing and Investing Activities:
Conversion of accrued expenses into options to purchase Common Stock	$-	$105,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2024, the Company had a working capital deficit of ($270,351) and an accumulated deficit of $6,517,683.

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

Accounts receivable

Accounts receivable primarily consist of trade receivables due from customers for consulting services and from fees derived from licensing of IP to content providers worldwide. As of March 31, 2024, $50,000 (97%) of accounts receivable were related to the grant of a producer credit in a proposed future film. As of December 31, 2023, 100% of accounts receivable were due from the BUFFALOED CAMA (see Assigned Rights to feature film, BUFFALOED below).

	March 31, 2024	December 31, 2023
Accounts receivable, trade	$50,000	$-
Accounts receivable, related party	1,775	-
Accounts receivable, CAMA	-	31,948
	$51,775	$31,948

Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is past due, the customer’s current ability to pay and available information about the credit risk on such customers. In 2023, the Company wrote off $193,932 of receivables as bad debt based on a review of the customer’s ability to pay, the customer’s Managing Director resigning, and the customer ceasing operations. There was no bad debt expense during the quarter ended March 31, 2024 and no allowance for doubtful accounts at March 31, 2024 or December 31, 2023.

Prepaid expenses

At March 31, 2024, prepaid expenses consisted of prepaid insurance, prepaid licenses, and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $13,367 and $29,185 in prepaid expenses as of March 31, 2024 and December 31, 2023, respectively.

Produced and Licensed Content Costs

Capitalized production costs, whether produced or acquired/ licensed rights, include development costs, direct costs and production overhead. These amounts and licensed content are included in “Produced and Licensed Content Costs” on the balance sheet as follows:

	March 31, 2024	December 31, 2023
Films in development and pre-production stage	$200,403	$210,633
	$200,403	$210,633

Impairment Assessment for Investment in Films and Licensed Program Rights

A film group or individual film is evaluated for impairment when an event or change in circumstances indicates that the fair value of an individual film or film group is less than its unamortized cost.

During the quarter ended March 31, 2024, the Company allowed options to two screenplays to expire and wrote-off $15,000 of previously capitalized option costs.

Assigned rights to the feature film, BUFFALOED.

In November 2022, the Company obtained certain limited rights to the feature film BUFFALOED from Bold Crayon, Inc. (“BC”), including a secured position of a one million three hundred eighty-thousand-dollar ($1,380,000.00 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”) and a 35% share of the profits generated thereafter (“the BC Assets”). During the quarters ended March 31, 2024 and 2023, the Company reported revenues of $23,003 and $0, respectively, from the CAMA. Inception to date, the Company has received $304,875 under the CAMA. Due to uncertainties of any future revenue, if any, no value has been assigned to any potential future revenues.

As partial consideration for the BC Assets being acquired by APH hereunder, APHP agreed to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED and to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares. As of March 31, 2024, Bold Crayon was due to receive 17 Preferred Shares of APHP.

Intangible assets

The Company’s intangible assets include in-service and under-development websites and licensed internal use software. During the year ended December 31, 2023 the Company developed an external website that was placed in service during the third quarter of 2023. Additionally, during the fourth quarter of 2023 the Company began developing additional aspects of its website that went live in April 2024. During the fourth quarter of 2023, the Company licensed rights to new internal use software, but subsequently placed that project on hold and has not established a timeline for placing the software in service.

The capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a three-year period. Amortization expense totaled $$750 and $0 for the quarters ended March 31, 2024 and 2023, respectively.

Deferred Revenue

Deferred revenue represents the amount billed to clients that has not yet been earned, pursuant to agreements entered into in current and prior periods. As of March 31, 2024 and December 31, 2023, total net deferred revenue was $50,000 and $0, respectively. As previously noted, the $50,000 in deferred revenue at March 31, 2024, relates to the grant of a producer credit to a proposed film.

Revenues and Costs from Services and Products – Historically, Company’s revenue comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. The consulting services typically relate to development of business strategy and monetization of intellectual property rights. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the party are identified, the contract has economic substance, and collectability of the contract is considered probable. Historically, the term of these consulting agreements has been approximately three to six months in duration. The Company’s revenue is measured based on considerations specified in the contract with each customer. Accounting Standards Codification (“ASC”) 606 allows for adoption of an “as invoiced” practical expedient that allows companies to recognize revenue in the amount to which the entity has a right to invoice when they have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The Company has elected to adopt this practical expedient with regards to its consulting services revenue. Revenues for the three months ended March 31, 2023 totaled $165,000. As discussed in Note 10 – Related Party Transactions, $35,000 of the revenue was from Ribo Music and the remaining $135,000 was from a second client. The Company did not have any consulting revenues in 2024.

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

Revenue derived from the BUFFALOED CAMA totaled $23,003 and $0 for the quarters ended March 31, 2024 and 2023, respectively.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	March 31, 2024	December 31, 2023
Convertible Preferred Stock	382,900,000	382,900,000
Options to Purchase Common Stock	5,083,471

	387,983,471	382,900,000

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

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2024, the Company had a working capital deficit of ($270,351) and an accumulated deficit of $6,517,683. These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

The Company has a limited operating history, which makes it difficult to evaluate current business and future prospects. During 2023, the Company reported $169,111 of service revenues, down from $461,174 in 2023 and no revenues in 2021 and 2020. Management expects the Company to incur further losses in the foreseeable future due to costs associated with content acquisition and production, the cost of on-going litigation, and costs associated with being a public company. There can be no assurance that our operations will ever generate sufficient revenues to fund continuing operations, or that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. To mitigate this situation, the Company has loan agreements with the Company’s CEO and the Noah Morgan Private Family Trust, a trust controlled by the Company’s CEO, to fund its month-to-month cash flow needs. During the first quarter of 2024, the Company borrowed $250,000 from the trust pursuant to a master loan agreement that is due and payable in 2025. During 2023, the Company borrowed $178,500 from and repaid $178,500 to Mr. MacGregor pursuant to a master loan agreement. The master note agreements accrue interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. These notes are not convertible.

NOTE 4. Film Production Loans

Senior Mezzanine Loan Agreement with Barron’s Cove Movie, LLC

In February 2024, the Company loaned $200,000 to Barron’s Cove Movie, LLC pursuant to a Senior Mezzanine Loan Agreement. $20,000 of the loan proceeds will be used to pay producer fees, including $10,000 to Mr. MacGregor. The $200,00 loan, plus a premium of twenty percent (20%), is due and payable on that date which is the earlier of either (a) twelve (12) months from the date of the loan, or (b) from allocable proceeds received by Barron’s Cove Movie, LLC related to the movie, whichever occurs first.

Senior Loan Agreement with PNP Movie, LLC

In February 2024, the Company agreed to loan PNP Movie, LLC $97,475 to be used solely in connection with a named feature length motion picture. As of March 31, 2024, $20,000 had been advanced against this funding commitment. In April 2024, the loan agreement was amended whereby the Company agreed to lend an additional $42,525 and to use best efforts to increase the aggregate financing to $597,475. As of the date of this filing, a total of $195,000 had been advanced to PNP Movie, LLC. These loans, plus a premium of twenty percent (20%), is due and payable on that date which is the earlier of either (a) twelve (12) months from the date of the loan, or (b) from allocable proceeds received by PNP Movie, LLC related to the movie, whichever occurs first.

Additionally, the agreement states that Mr. MacGregor shall be entitled to a producer fee based on work to be performed and that Mr. MacGregor will receive a “Producer” credit and his son a “Co-Producer” credit on the film.

NOTE 5. Intangible Assets

The identifiable intangible assets consist of the following assets:

	March 31, 2024	December 31, 2023
Website placed in service	$9,000	$9,000
Website - under development	42,000	42,000
Software – predeployment	24,864	21,684
	75,864	72,684

Accumulated amortization	(1,750)	(1,000)
	$74,114	$71,684

There were no impairment charges associated with the Company’s identifiable intangible assets during the quarters ended March 31, 2024 and 2023.

Amortization expense recorded in the accompanying consolidated statements of operations was $750 for the quarter year ended March 31, 2024. The Company did not own any intangible assets during the quarter-ended March 31, 2023.

Note 6 – Notes Payable

Note Payable – Mr. MacGregor

During the first quarter of 2023, the Company borrowed $125,500 from Mr. MacGregor pursuant to a master loan agreement dated March 1, 2023. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

During the first quarter of 2024, the Company borrowed $250,000 from a trust managed by Mr. MacGregor pursuant to a master loan agreement dated February 6, 2024. The master note agreement accrues interest at a rate of 4.68% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

Noah Morgan Private Family Trust Loan Agreement (“NMPFT”)

On February 6, 2024, the Company entered into a master loan agreement with the NMPFT. The master note agreement accrues interest at a rate of 4.68%. Also during February 2024, the Company borrowed $250,000 pursuant to this loan agreement with this amount due and payable in a lump sum on February 6, 2025. This note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC as more fully described in Note 4 above.

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

Note 7 – Equity

Common Stock

The Company has 1,000,000,000 common shares authorized. As of May 2, 2024, the Company has 111,399,325 shares issued and outstanding. As of May 2, 2024, the total number of shareholders of record was 331.

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

Stock Option Grants

On February 8, 2024, the Company’s Board of Directors authorized the issuance of 250,000 options to each of its nine board members, 1,673,250 options to advisors, 662,983 options to Mr. Macgregor, and 497,238 options to Mr. Blanchard for an aggregate of 5,083,471 options with the rights to purchase common shares of the Company at an exercise price of $0.0125 per share. As all of the options vested 100% upon grant, the Company recorded $1,258,160 of stock option compensation expense in the quarter ended March 31, 2024. Share-based compensation expense is reported within General and Administrative expenses.

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

During the three months ended March 31, 2024 and 2023, the Company incurred approximately $45,000 and $30,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors.

The Company has consulting services relationships with members of the Board whereby they were compensated a total of $15,000 and $26,000 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, $0 and $20,000, respectively, were accrued and unpaid. The consulting services are provided as requested by management and may be terminated at any time with no penalty. On January 1, 2023, the $105,000 of the 2022 accrued consulting fees were exchanged for options to purchase 1,160,221 shares of Common Stock at $0.125 per share.

During 2022, the Company entered into consulting agreements with Ribo Music LLC aka Ribo Media (“Ribo Media”) whereby the Company assisted Ribo Media in developing an online media platform to deliver music and eventually movies directly to consumers via their smart devices. Revenues from the Ribo Media consulting services totaled $0 and $35,000, for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, accounts receivable from Ribo Media totaled $1,775 and $0, respectively. Michael Blanchard, a director and shareholder of the Company and Timothy Battles, a director and shareholder of the Company, are both Managing Members and controlling shareholders in Ribo Media.

In August 2022, the Company funded Devil’s Half-Acre Productions, LLC owned by John Luessenhop to produce the feature film Devil’s Half-Acre written and directed by Dashiell Luessenhop, a son of A. John Luessenhop, a former Board member. In July 2023 APH obtained 100% ownership of Devil’s Half-Acre Productions, LLC and executed a new option agreement with the writer. In September 2023, APH paid a Five Thousand-Dollar (5,000) option fee to the writer. This option entitles APH to produce the film by July 2024, with the ability to extend the option for an additional two (2) years. As of March 31, 2024, the Company has capitalized $148,824 of production costs associated with this film.

During 2022, the Company entered into definitive agreements to secure Bold Crayon Corporation (“Bold Crayon” or “BC”) as a development partner and purchased certain assets from Bold Crayon, including a portion of the rights to a feature film, and copyrights on six film titles. The Parties agree that APHP will designate BC as a “Content Partner”, wherein BC will develop content and present APHP with a first opportunity to co-finance and/or coproduce content developed by BC subject to a mutually agreed upon Content Partner Agreement and BC will accept such designation. The Company anticipates any rights and obligations between APH and BC to be effective upon the greenlighting of a specific film or show Mr. MacGregor, CEO and a director of the Company, Mr. MacGregor is also the CEO and a director of Bold Crayon and effectively controls Bold Crayon as a managing manager of the trustee of the trust that owns the majority ownership interest in Bold Crayon. Mr. Michael Blanchard was a past Director and Secretary/Treasurer of Bold Crayon and is a director of APHP. The transaction between the parties has been consummated and all IP and copyrights have been transferred. During the quarters ended March 31, 2024 and 2023, the Company reported revenues of $23,003 and $0, respectively, from the CAMA. Inception to date, the Company has received $304,875 under the CAMA. As partial consideration for the BC Assets being acquired by APH hereunder, APHP agreed to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED and to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares. As of March 31, 2024, Bold Crayon was due to receive 17 Preferred Shares of APHP.

On November 10, 2022, the Company approved the optioning of MIDNIGHT’S DOOR written by Kirsten Elms from Mr. Luessenhop for $12,700 (provided the Company produces MIDNIGHT’S DOOR as a feature film and further subject to producer agreements with Luessenhop and MacGregor). Mr. Luessenhop was a director of the Company and owned 2.005% of the Company at the time of this transaction. The Company elected to allow this option to expire during the first quarter of 2024 resulting in the expensing of $7,500 of previously capitalized costs.

On November 10, 2022 the Company entered into an additional agreement regarding THE DEVIL’S HALF-ACRE to extend additional financing in an undetermined amount to the film in exchange among other things for increased equity in the film. At the time, DEVIL’S HALF-ACRE was controlled by Mr. Luessenhop.

During the first quarter of 2023, the Company borrowed $125,500 from Mr. MacGregor pursuant to a master loan agreement dated March 1, 2023. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

During the first quarter of 2024, the Company borrowed $250,000 from a trust managed by Mr. MacGregor pursuant to a master loan agreement dated February 6, 2024. The master note agreement accrues interest at a rate of 4.68% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2024, to the date these consolidated financial statements were issued. Except as noted below, management has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Sales of Common Stock

During the period April 1, 2024 to present, the Company sold 616,000 shares of Common Stock at $0.25 per share to new investors resulting in total proceeds of $154,000.

Borrowing under Line of Credit

On April 1 and April 10, the Company borrowed $70,000 and $44,300 under its American Express Business Line of Credit. The April 1st advance had an annual percentage rate of 16.09% and is payable in twelve monthly installments. The April 10th advance had an annual percentage rate of 32.67% and is payable in six monthly installments. Repayment of these borrowings commenced in May 2024. Mr. MacGregor has personally guaranteed these loans.

On April 1, 2024 Bannor Michael MacGregor loaned the Company $25,000. On April 15th, the Company paid back $12,500 to Mr. MacGregor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Off-Balance Sheet Arrangements

None.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change $

Revenues	$23,003	$169,111	$(146,108)

Cost of revenues	-	36,701	(36,701)
	23,003	132,410	(109,407)

Operating Expenses:
General and administrative	1,501,932	183,603	1,318,329
Sales and marketing	13,975	-	13,975
Total Operating Expenses	1,515,907	183,603	1,332,304
Net operating income (loss)	(1,492,904)	(51,193)	(1,441,711)

Other Income (Expenses):
Interest income	102	741	(639)
Interest expense	(3,185)	(1,888)	(1,298)
Net Other Income (Expenses)	(3,083)	(1,147)	(1,937)
Income (loss) before income taxes	(1,495,987)	(52,340)	(1,443,648)
Income taxes	-	-	-
Net income (loss)	$(1,495,987)	$(52,340)	$(1,443,648)

Revenues and Cost of Revenues

During the three months ended March 31, 2024 and 2023, the Company had revenues of approximately $23,000 and $169,000, respectively. During the quarter ended March 31, 2024, the Company reported revenues of $23,003 from the BUFFALOED CAMA. Revenues during the 2023 period were derived from contracts with customers for consulting services.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 were approximately $1,502,000 compared to approximately $184,000 for the three months ended March 31, 2023, an increase of approximately $1.3 million. The increase was primarily attributable to the Company recording $1,258,160 of stock option compensation expense in the quarter ended March 31, 2024. As a public company, we expect general and administrative costs to continue to increase in future periods.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2024 were approximately $14,000 compared to $0 for the three months ended March 31, 2023. Sales and marketing expenses relate to our engagement of a part-time marketing consultant during the quarter and related expenses.

Other Income (Expense)

Interest Income. Interest income for the three months ended March 31, 2024 and 2023 was minimal and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the three months ended March 31, 2024 and 2023 was approximately $3,200 and $1,900, respectively, and was primarily related to our Economic Injury Disaster Loan (“EIDL”) and working capital loans.

Liquidity and Capital Resources

During the quarter ended March 31, 2024, the Company sold 75,000 shares of Common Stock at $0.20 per share to new investors resulting in total proceeds of approximately $15,000.

We had an accumulated deficit of approximately $6.5 million, incurred a net loss of approximately $1.5 million, and had cash outflows from operations of approximately $436,000 as of and for the three months ended March 31, 2024. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we develop and produce feature films. To date, we have funded our operations with proceeds from sales of Common Stock and borrowings from related parties under promissory notes. As of March 31, 2024, we had cash and cash equivalents of approximately $25,000.

Operating Activities

During the three months ended March 31, 2024, operating activities used approximately $436,000 of cash, including providing a $220,000 of financing to a film production company and payments resulting in a $42,000 reduction in accounts payable and accrued expenses.

During the three months ended March 31, 2023, operating activities consumed approximately $130,000 of cash, primarily resulting from $52,000 operating loss and payment of approximately $42,000 in accounts payable and accrued expenses.

Investing Activities

During the three months ended March 31, 2024 and 2023, investing activities included approximately $5,000 and $10,000 of produced and licensed film production costs. Additionally, during the quarter ended March 31, 2024, the Company invested approximately $3,000 in capitalized software.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was approximately $265,000 including $15,000 of proceeds from the sale of Common Stock and $250,000 of working capital financing under a master loan agreement from a related party.

During the three months ended March 31, 2023, net cash provided by financing activities was $125,000 comprised of working capital financing under a master loan agreement from a related party.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2024. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

(b)	Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS INDEX

3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
3.3	Devil’s Half-Acre Articles of Organization
3.4	Ask Christine Articles of Organization
10.1	Consulting Agreement with Bannor Michael MacGregor
10.1.1	Amended Consulting Agreement with Bannor Michael MacGregor
10.2	Economic Injury Disaster Loan (EIDL)
10.3	American Express Business Line of Credit Loan Agreement and Personal Guarantee
10.4	2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan
10.5	Asset Purchase Agreement with Bold Crayon
10.6	Devil’s Half-Acre Agreement
10.6.1	Devil’s Half-Acre Addendum
10.7	Ask Christine Screenplay Options Purchase Agreement
10.8	Master Loan Agreement between APHP and Bannor MacGregor
10.9	PNP Senior Loan Agreement
10.9.1	Addendum to PNP Agreement
10.10	Barron’s Cove Loan Agreement
10.10.1	Addendum to Barron’s Cove Agreement 10.8
14.1	Code of Ethics
14.2	Code of Ethics For Executive Officers
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer

AMERICAN PICTURE HOUSE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PICTURE HOUSE CORPORATION

By:	/s/ Bannor Michael MacGregor
Name:	Bannor Michael MacGregor
Title:	Chief Executive Officer
Dated:	May 14, 2024

By:	/s/ Daniel Hirsch	Treasurer	May 14, 2024

