Form 10-Q
period 2024-06-30
American Picture House Corp
filed 2024-08-13
CIK 1771995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-56586

American Picture House Corporation

(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7812

(Primary Standard Industrial Classification Code Number)

85-4154740

(IRS Employer Identification No.)

4777 Madison Avenue, 6th Floor

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

As of August 12, 2024 the Registrant had 111,399,325 shares of common stock issued and outstanding.

AMERICAN PICTURE HOUSE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2024

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$8,058	$203,971
Accounts receivable	38,713	31,948
Prepaid expenses	9,601	29,185
Receivable - related party	-	1,349
Total Current Assets	56,372	266,453

Produced and licensed content costs	346,556	210,633
Loans receivable, film financing arrangements	396,200	-
Intangible assets, net of accumulated amortization of $7,583 and $1,000 as of June 30, 2024 and December 31, 2023, respectively.	87,281	71,864
IMM loans receivable, net of allowance of $366,387	-	-

TOTAL ASSETS	886,409	548,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	209,482	90,377
Deferred revenue, current portion	50,000	-
Interest payable	1,798	-
Interest payable - related party	4,846	-
Interest payable - EIDL loan	10,799	11,580
Note payables - related party	293,108	-
Commercial Line of Credit	113,448	-

Total Current Liabilities	683,481	101,957

Economic injury disaster loan, non-current	149,900	149,900

Total Liabilities	833,381	251,857

Stockholders’ Equity (Deficit):
Common Stock $0.0001 par value. 1,000,000,000 authorized. 111,399,325 and 109,790,991 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	11,140	10,979
Preferred Stock $0.0001 par value. 1,000,000 authorized. 3,829 issued and outstanding as of June 30, 2024 and December 31, 2023.	-	-
Additional paid in capital	6,964,142	5,307,810
Accumulated deficit	(6,922,254)	(5,021,696)
Total Stockholders’ Equity (Deficit)	53,028	297,093
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$886,409	$548,950

*	Derived from audited information

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023

Consulting revenues	$-	$-	$23,003	$169,111

Cost of revenues	-	-	-	36,701
	-	-	23,003	132,410

Operating Expenses:
General and administrative:	380,082	395,120	1,882,014	578,723
Research and development expenses	703	-	703	-
Sales and marketing	11,350	-	25,325	-

Total Operating Expenses	392,135	395,120	1,908,042	578,723
Net Operating Loss	(392,135)	(395,120)	(1,885,039)	(446,313)

Other Income (Expenses):
Interest income	384	1,712	486	2,453
Interest expense	(12,820)	(2,054)	(16,005)	(3,941)
Net Other Income (Expenses)	(12,436)	(342)	(15,519)	(1,488)
Loss before income taxes	(404,571)	(395,462)	(1,900,558)	(447,801)
Income taxes	-	-	-	-
Net loss	$(404,571)	$(395,462)	$(1,900,558)	$(447,801)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares used in per share computation - Basic and Diluted	111,272,856	100,733,620	110,568,929	100,754,390

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2023

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Stock Subscription	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	Receivable	(Deficit)

Balance, December 31, 2022	100,735,159	$10,979	3,829	$-	$3,576,643	$(3,655,378)	-	$(67,756)

Conversion of accrued liabilities totaling $105,000 into options to purchase 1,160,221 shares of Common Stock	-	-	-	-	105,000	-	-	105,000

Net Loss	-	-	-	-	-	(52,339)	-	(52,339)

Balance, March 31, 2023	100,735,159	$10,979	3,829	$-	$3,681,643	$(3,707,717)	$-	$(15,095)

Common stock issued for services at $0.15/share	166,667	17	-	-	24,983	-	-	25,000

Issuance of Common Stock	3,333,328	334	-	-	499,666	-	(40,166)	459,834

Net Loss	-	-	-	-	-	(395,462)	-	(395,462)

Balance, June 30, 2023	104,235,154	$11,330	3,829	$-	$4,206,292	$(4,103,179)	$(40,166)	$74,277

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2024

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Stock Subscription	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	Receivable	(Deficit)

Balance, December 31, 2023	109,790,991	$10,979	3,829	$-	$5,307,810	$(5,021,696)	$-	$297,093

Issuance of Common Stock at $0.20/share	75,000	8	-	-	14,992	-	-	15,000

Stock option compensation	-	-	-	-	1,258,160	-	-	1,258,160

Net Loss	-	-	-	-	-	(1,495,987)	-	(1,495,987)

Balance, March 31, 2024	109,865,991	$10,987	3,829	$-	$6,580,962	$(6,517,683)	$-	$74,266

Common stock issued for services at $0.25/share	917,334	91	-	-	229,242	-	-	229,333

Issuance of Common Stock at $0.25/share	616,000	62	-	-	153,938	-	-	154,000

Net Loss	-	-	-	-	-	(404,571)	-	(404,571)

Balance, June 30, 2024	111,399,325	$11,140	3,829	$-	$6,964,142	$(6,922,254)	$-	$53,028

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,900,558)	$(447,801)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Reserve for uncollectible receivable	-	193,932
Expiration of produced and licensed costs	15,000	-
Stock option expense	1,258,159	-
Common stock issued for services	86,000	25,000
Amortization expense	6,583	-
Change in operating assets and liabilities:
Accounts receivable	(6,765)	150,992
Prepaid expenses	19,584	(3,351)
Other receivables	-	(26,440)
Receivables - related party	1,349	-
Loans receivable, film financing arrangements	(396,200)	-
Accounts payable and accrued expenses	119,106	(48,914)
Payable to related party	-	(130,000)
Interest payable	1,798	-
Interest payable - related parties	4,846	763
Interest payable - EIDL loan	(781)	2,787
Deferred revenue	50,000	(35,000)
Net Cash Flows from Operating Activities	(741,879)	(318,032)

Cash Flows from Investing Activities:
Produced and licensed costs	(7,590)	(10,195)
Intangible assets	(22,000)	-
Net Cash Flows from Investing Activities	(29,590)	(10,195)

Cash Flows from Financing Activities:
Proceeds from debt borrowings - related parties	318,408	178,500
Repayment of debt borrowings - related parties	(25,300)	(75,981)
Proceeds from commercial line of credit	142,500	-
Repayment of commecial line of credit	(29,052)	-
Proceeds from sale of Common Stock	169,000	459,834
Net Cash Flows from Financing Activities	575,556	562,353

Net Increase (Decrease) in Cash and Cash Equivalents	(195,913)	234,126
Cash and Cash Equivalents, Beginning of Period	203,971	31,573
Cash and Cash Equivalents, End of Period	$8,058	$265,699
Non-cash Financing and Investing Activities:
Conversion of accrued expenses into options to purchase Common Stock	$-	$105,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s year-end is December 31.

NOTE 2 – Summary Of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented.  The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2024.  These unaudited consolidated financial statements and related notes should be read in conjunction with our financial statements for the year ended December 31, 2023.

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

Accounts receivable

Accounts receivable primarily consist of trade receivables due from customers for consulting services and from fees derived from licensing of IP to content providers worldwide. As of June 30, 2024, $35,000 (90%) of accounts receivable were related to the grant of a producer credit in a proposed future film. As of December 31, 2023, 100% of accounts receivable were due from the BUFFALOED CAMA (see Assigned Rights to feature film, BUFFALOED below).

	June 30, 2024	December 31, 2023
Accounts receivable, trade	$35,000	$-
Accounts receivable, related party	3,713	-
Accounts receivable, CAMA	-	31,948
	$38,713	$31,948

Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is past due, the customer’s current ability to pay and available information about the credit risk on such customers. In 2023, the Company wrote off $193,932 of receivables as bad debt based on a review of the customer’s ability to pay, the customer’s Managing Director resigning, and the customer ceasing operations. There was no bad debt expense during the quarter ended March 31, 2024. During the quarter ended June 30, 2023, the Company wrote off $193,932 of receivables as bad debt based on a review of the customer’s ability to pay. In June 2023 their Managing Director resigned and the customer ceased operations. Consequently, in the second quarter of 2023 management established an allowance for this receivable and subsequently determined that the monies due were uncollectable and therefore was written off. Management determined that no allowance for doubtful accounts is necessary at June 30, 2024 or December 31, 2023.

Prepaid expenses

At June 30, 2024, prepaid expenses consisted of prepaid insurance, prepaid licenses, and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $9,601 and $29,185 in prepaid expenses as of June 30, 2024 and December 31, 2023, respectively.

Produced and Licensed Content Costs

Capitalized production costs, whether produced or acquired/ licensed rights, include development costs, direct costs and production overhead. These amounts and licensed content are included in “Produced and Licensed Content Costs” on the balance sheet as follows:

	June 30, 2024	December 31, 2023
Films in development and pre-production stage	$346,556	$210,633
	$346,556	$210,633

During the quarter ended June 30, 2024, the Company capitalized $143,333 of stock-based compensation to two consultants for services to be rendered on one of the films in pre-production.

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

In November 2022, the Company obtained certain limited rights to the feature film BUFFALOED from Bold Crayon, Inc. (“BC”), including a secured position of a one million three hundred eighty-thousand-dollar ($1,380,000.00 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”) and a 35% share of the profits generated thereafter (“the BC Assets”). During the quarters ended June 30, 2024 and 2023, the Company reported revenues of $0 and $0, respectively, from the CAMA. During the six months ended June 30, 2024 and 2023, the Company reported revenues of $23,003 and $0, respectively, from the CAMA. Inception to date, the Company has received $304,875 under the CAMA. Due to uncertainties of any future revenue, if any, no value has been assigned to any potential future revenues.

As partial consideration for the BC Assets being acquired by APH hereunder, APHP agreed to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED and to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares. As of June 30, 2024, Bold Crayon was due to receive 17 Preferred Shares of APHP.

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

The capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a three-year period. Amortization expense totaled $5,833 and $0 for the quarters ended June 30, 2024 and 2023, respectively. Amortization expense totaled $6,583 and $0 for the six months ended June 30, 2024 and 2023, respectively.

Deferred Revenue

Deferred revenue represents the amount billed to clients that has not yet been earned, pursuant to agreements entered into in current and prior periods. As of June 30, 2024 and December 31, 2023, total net deferred revenue was $50,000 and $0, respectively. As previously noted, the $50,000 in deferred revenue at June 30, 2024, relates to the grant of a producer credit to a proposed film.

Revenues and Costs from Services and Products – Historically, Company’s revenue comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. The consulting services typically relate to development of business strategy and monetization of intellectual property rights. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the party are identified, the contract has economic substance, and collectability of the contract is considered probable. Historically, the term of these consulting agreements has been approximately three to six months in duration. The Company’s revenue is measured based on considerations specified in the contract with each customer. Accounting Standards Codification (“ASC”) 606 allows for adoption of an “as invoiced” practical expedient that allows companies to recognize revenue in the amount to which the entity has a right to invoice when they have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The Company has elected to adopt this practical expedient with regards to its consulting services revenue. Revenues for the three months ended June 30, 2024 and 2023 totaled $0. Revenues for the six months ended June 30, 2024 and 2023 totaled $0 and $165,000, respectively. As discussed in Note 10 – Related Party Transactions, $35,000 of the revenue for the six months ended June 30, 2023 was from Ribo Music and the remaining $135,000 was from a second customer. The Company did not have any consulting revenues during the first six months of 2024.

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

Revenue derived from the BUFFALOED CAMA totaled $0 and $0 for the quarters ended June 30, 2024 and 2023, respectively. Revenue derived from the BUFFALOED CAMA totaled $23,003 and $0 for the six months ended June 30, 2024 and 2023, respectively.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	June 30, 2024	December 31, 2023
Convertible Preferred Stock	382,900,000	382,900,000
Options to Purchase Common Stock	4,583,471	-

	387,483,471	382,900,000

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

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2024, the Company had a working capital deficit of ($627,109) and an accumulated deficit of $6,922,254. These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

The Company has a limited operating history, which makes it difficult to evaluate current business and future prospects. During the first six months of 2024, the Company reported $0 of service revenues. During 2023, the Company reported $169,111 of service revenues, down from $461,174 in 2022 and no revenues in 2021 and 2020. Management expects the Company to incur further losses in the foreseeable future due to costs associated with content acquisition and production, the cost of on-going litigation, and costs associated with being a public company. There can be no assurance that our operations will ever generate sufficient revenues to fund continuing operations, or that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. To mitigate this situation, the Company has loan agreements with the Company’s CEO and the Noah Morgan Private Family Trust, a trust controlled by the Company’s CEO, to fund its month-to-month cash flow needs. During the first six months of 2024, the Company borrowed $318,408 from and repaid $25,300 to the Noah Morgan Private Family Trust pursuant to a master loan agreement. The master note agreements accrue interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. These notes are not convertible. Additionally, during the quarter ended June 30, 2024, the Company borrowed $142,500 under a commercial line of credit at interest rates ranging from 16.09% to 34.3%. Subsequent to June 30, 2024, the Company was found to be in default under this line of credit and is actively working to restructure the repayment terms. Mr. MacGregor has personally guaranteed this line of credit.

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

Senior Loan Agreement with PNP Movie, LLC

In February 2024, the Company agreed to loan PNP Movie, LLC $97,475 to be used solely in connection with a named feature length motion picture. In April 2024, the loan agreement was amended whereby the Company agreed to lend an additional $42,525 and to use best efforts to increase the aggregate financing to $597,475. As of June 30, 2024, a total of $196,200 had been advanced to PNP Movie, LLC. These loans, plus a premium of twenty percent (20%), is due and payable on that date which is the earlier of either (a) twelve (12) months from the date of the loan, or (b) from allocable proceeds received by PNP Movie, LLC related to the movie, whichever occurs first.

Additionally, the agreement states that Mr. MacGregor shall be entitled to a producer fee based on work to be performed and that Mr. MacGregor will receive a “Producer” credit and his son a “Co-Producer” credit on the film.

NOTE 5. Intangible Assets

The identifiable intangible assets consist of the following assets:

	June 30, 2024	December 31, 2023
Website placed in service	$70,000	$9,000
Website - under development	-	42,000
Software – predeployment	24,864	21,864
	94,864	72,864

Accumulated amortization	(7,583)	(1,000)
	$87,281	$71,864

There were no impairment charges associated with the Company’s identifiable intangible assets during the three or six-month periods ended June 30, 2024 and 2023.

Amortization expense totaled $5,833 and $6,583 for the three and six months ended June 30, 2024, respectively. The Company did not have any intangible assets as of June 30, 2023.

Note 6 – Notes Payable

Note Payable – Mr. MacGregor

During the quarters ended March 31 and June 30, 2023, the Company borrowed $125,500 and $53,500, respectively, from Mr. MacGregor pursuant to a master loan agreement dated March 1, 2023. During the quarters ended June 30 and September 30, 2023, the Company repaid the 2023 borrowings in full plus accrued interest. During the quarter ended June 30, 2024, the Company borrowed $38,408, and subsequently repaid $25,300, under the same master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

Noah Morgan Private Family Trust Loan Agreement (“NMPFT”)

On February 6, 2024, the Company entered into a master loan agreement with the NMPFT. The master note agreement accrues interest at a rate of 4.68%. Also, during February 2024, the Company borrowed $250,000 pursuant to this loan agreement with this amount due and payable in a lump sum on February 6, 2025. During the quarter ended June 30, 2024, the trust loaned the Company an additional $30,000. This note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC as more fully described in Note 4 above.

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

Commercial Line of Credit

During April 2024, the Company entered into a line of credit agreement with American Express. During the three months ended June 30, 2024, the Company borrowed a total of $142,500 under the line and repaid principal of $29,052 resulting in a June 30, 2024 balance due on the line of $113,448. The borrowings on the line of credit bear interest at rates ranging from 16.09% to 34.3%. Subsequent to June 30, 2024, the Company was found to be in default under this line of credit and is actively working to restructure the repayment terms. Mr. MacGregor has personally guaranteed these loans.

Note 7 – Equity

Common Stock

The Company has 1,000,000,000 common shares authorized. As of August 12, 2024, the Company has 111,399,325 shares issued and outstanding. As of August 12, 2024, the total number of shareholders of record was 331.

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

Common Stock Activity

During the quarter ended June 30, 2023, the Company sold 3,333,328 shares of Common Stock at $0.15 per share to new investors resulting in total proceeds of $500,000. $40,166 of the $500,000 is reported as a subscription receivable as of June 30, 2023 and was subsequently collected in July 2023. Also, during June 2023, the Company issued 166,667 shares of Common Stock pursuant to an advisory agreement.

During the three and six months ended June 30, 2024, the Company sold 616,000 and 691,000 shares of Common Stock at $0.25 per share resulting in total proceeds of $154,000 and $169,000, respectively. Also, during the quarter ended June 30, 2024, the Company issued 917,334 shares of Common Stock pursuant to advisory agreements. As stated above in Note 2, the Company capitalized $143,333 of this stock-based compensation to two consultants for consulting services to be rendered on one of the films in pre-production. The Company also recorded stock-based compensation expense totaling $86,000 to a third consultant that is included in General and Administrative Expenses.

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

Stock Option Grants

On February 8, 2024, the Company’s Board of Directors authorized the issuance of 250,000 options to each of its nine board members, 1,673,250 options to advisors, 662,983 options to Mr. Macgregor, and 497,238 options to Mr. Blanchard for an aggregate of 5,083,471 options with the rights to purchase common shares of the Company at an exercise price of $0.0125 per share. As all of the options vested 100% upon grant, the Company recorded $1,258,160 of stock option compensation expense in the quarter ended March 31, 2024. Share-based compensation expense is reported within General and Administrative expenses. During the quarter ended June 30, 2024, options to purchase 500,000 shares of Common Stock were forfeited.

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

During the three months ended June 30, 2024 and 2023, the Company incurred approximately $45,000 and $30,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. During the six months ended June 30, 2024 and 2023, the Company incurred approximately $90,000 and $60,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. As of June 30, 2024 and December 31, 2023, $5,000 and $0, respectively, were unpaid.

The Company has consulting services relationships with members of the Board whereby they were compensated a total of $15,000 and $21,000 during the three months ended June 30, 2024 and 2023, respectively. Consulting services provided by Board members totaled $30,000 and $47,000 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, $5,000 and $20,000, respectively, were accrued and unpaid. The consulting services are provided as requested by management and may be terminated at any time with no penalty. On January 1, 2023, the $105,000 of 2022 accrued consulting fees were exchanged for options to purchase 1,160,221 shares of Common Stock at $0.125 per share.

During 2022, the Company entered into consulting agreements with Ribo Music LLC aka Ribo Media (“Ribo Media”) whereby the Company assisted Ribo Media in developing an online media platform to deliver music and eventually movies directly to consumers via their smart devices. Revenues from the Ribo Media consulting services totaled $0 and $0, for the three months ended June 30, 2024 and 2023, respectively. Revenues from the Ribo Media consulting services totaled $0 and $35,000, for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, accounts receivable from Ribo Media totaled $3,713 and $0, respectively. Michael Blanchard, a director and shareholder of the Company and Timothy Battles, a director and shareholder of the Company, are both Managing Members and controlling shareholders in Ribo Media.

In August 2022, the Company funded Devil’s Half-Acre Productions, LLC owned by John Luessenhop to produce the feature film Devil’s Half-Acre written and directed by Dashiell Luessenhop, a son of A. John Luessenhop, a former Board member. In July 2023 APH obtained 100% ownership of Devil’s Half-Acre Productions, LLC and executed a new option agreement with the writer. In September 2023, APH paid a Five Thousand-Dollar (5,000) option fee to the writer. This option entitles APH to produce the film by July 2024, with the ability to extend the option for an additional two (2) years. As of June 30, 2024, the Company has capitalized $149,094 of production costs associated with this film.

During 2022, the Company entered into definitive agreements to secure Bold Crayon Corporation (“Bold Crayon” or “BC”) as a development partner and purchased certain assets from Bold Crayon, including a portion of the rights to a feature film, and copyrights on six film titles. The Parties agree that APHP will designate BC as a “Content Partner”, wherein BC will develop content and present APHP with a first opportunity to co-finance and/or coproduce content developed by BC subject to a mutually agreed upon Content Partner Agreement and BC will accept such designation. The Company anticipates any rights and obligations between APH and BC to be effective upon the greenlighting of a specific film or show by Mr. MacGregor, CEO and a director of the Company, Mr. MacGregor is also the CEO and a director of Bold Crayon and effectively controls Bold Crayon as a managing manager of the trustee of the trust that owns the majority ownership interest in Bold Crayon. Mr. Michael Blanchard was a past Director and Secretary/Treasurer of Bold Crayon and is a director of APHP. The transaction between the parties has been consummated and all IP and copyrights have been transferred. During the quarters ended June 30, 2024 and 2023, the Company reported revenues of $0 and $0, respectively, from the CAMA. During the six months ended June 30, 2024 and 2023, the Company reported revenues of $23,003 and $0, respectively, from the CAMA. Inception to date, the Company has received $304,875 under the CAMA. As partial consideration for the BC Assets being acquired by APH hereunder, APHP agreed to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED and to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares. As of June 30, 2024, Bold Crayon was due to receive 17 Preferred Shares of APHP.

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

During the three and six months ended June 30, 2023, the Company borrowed $53,500 and $178,500 respectively, from Mr. MacGregor pursuant to a master loan agreement that is due and payable in 2024. During the three and six months ended June 30, 2023, the Company also repaid $75,981 of these related party borrowings. During the three months ended June 30, 2024, the Company borrowed $38,408 from Mr. MacGregor pursuant to the same master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. During the quarter ended June 30, 2024, the Company repaid $25,300 of these related party borrowings. This note is not convertible

During the quarter ended June 30, 2024, the Company borrowed an additional $30,000 from a trust managed by Mr. MacGregor pursuant to a master loan agreement dated February 6, 2024. In total, during the first six months of 2024, the Company borrowed $280,000 from the Noah Morgan Private Family Trust. The master note agreement accrues interest at a rate of 4.68% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2024, to the date these consolidated financial statements were issued. Except as noted below, management has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Sales of Common Stock

During the period July 1, 2024 to present, the Company sold 0 shares of Common Stock.

Line of Credit Modification

During July and August 2024, the Company failed to make its required monthly payments on the American Express line of credit (see Note 6) and was notified that it was in default of the loan agreement. In August, the line of credit was modified to a 21 month term as opposed to 12 months.

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

Off-Balance Sheet Arrangements

None.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change $

Revenues	$-	$-	$-

Cost of revenues	-	-	-
	-	-	-

Operating Expenses:
General and administrative	380,082	395,120	(15,038)
Research and development	703		703
Sales and marketing	11,350	-	11,350
Total Operating Expenses	392,135	395,120	(2,985)
Net operating income (loss)	(392,135)	(395,120)	2,985

Other Income (Expenses):
Interest income	384	1,712	(1,328)
Interest expense	(12,820)	(2,054)	(10,767)
Net Other Income (Expenses)	(12,436)	(342)	(12,095)
Income (loss) before income taxes	(404,571)	(395,462)	(9,110)
Income taxes	-	-	-
Net income (loss)	$(404,571)	$(395,462)	$(9,110)

Revenues and Cost of Revenues

The Company did not have any revenues during the quarters ended June 30, 2024 and 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 were approximately $380,000 compared to approximately $395,000 for the three months ended June 30, 2023, a decrease of approximately $15,000.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2024 were approximately $700 compared to $0 for the six months ended June 30, 2023.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2024 were approximately $11,000 compared to $0 for the three months ended June 30, 2023. Sales and marketing expenses relate to our engagement of a part-time marketing consultant during the quarter and related expenses.

Other Income (Expense)

Interest Income. Interest income for the three months ended June 30, 2024 and 2023 was minimal and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the three months ended June 30, 2024 and 2023 was approximately $12,800 and $2,000, respectively, and was primarily related to our Economic Injury Disaster Loan (“EIDL”), commercial line of credit and related party working capital loans.

Liquidity and Capital Resources

During the quarter ended June 30, 2024, the Company sold 616,000 shares of Common Stock at $0.25 per share resulting in total proceeds of approximately $154,000. During the quarter ended June 30, 2023, the Company sold 3,333,333 shares of Common Stock at $0.15 per share resulting in total proceeds of approximately $500,000.

We had an accumulated deficit of approximately $6.9 million, incurred a net loss of approximately $405,000, and had cash outflows from operations of approximately $3066,000 as of and for the three months ended June 30, 2024. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we develop and produce feature films. To date, we have funded our operations with proceeds from sales of Common Stock and borrowings from related parties under promissory notes. As of June 30, 2024, we had cash and cash equivalents of approximately $8,000.

Operating Activities

During the three months ended June 30, 2024, operating activities used approximately $306,000 of cash, including providing $176,000 of financing to a film production company. During the three months ended June 30, 2023, operating activities consumed approximately $188,000 of cash.

Investing Activities

During the three months ended June 30, 2024 and 2023, investing activities consumed approximately $22,000 and $0 of cash. During the quarter ended June 30, 2024, the Company invested approximately $19,000 in capitalized website development costs.

Financing Activities

During the three months ended June 30, 2024, net cash provided by financing activities was approximately $310,000 including $154,000 of proceeds from the sale of Common Stock and $1,570,000 of net working capital financing under a master loan agreement from a related party.

During the three months ended June 30, 2023, net cash provided by financing activities was $125,000 comprised of working capital financing under a master loan agreement from a related party and a new commercial line of credit.

Six months ended June 30, 2024 Compared to six months ended June 30, 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months ended June 30,
	2024	2023	Change $

Revenues	$23,003	$169,111	$(146,108)

Cost of revenues	-	36,701	(36,701)
	23,003	132,410	(109,407)

Operating Expenses:
General and administrative	1,882,014	578,723	1,303,291
Research and development	703	-	703
Sales and marketing	25,325	-	25,325
Total Operating Expenses	1,908,042	578,723	1,329,319
Net Operating Loss	(1,885,039)	(446,313)	(1,438,726)

Other Income (Expenses):
Interest income	486	2,453	(1,967)
Interest expense	(16,005)	(3,941)	(12,064)
Net Other Income (Expenses)	(15,519)	(1,488)	(14,031)
Loss before income taxes	(1,900,558)	(447,801)	(1,452,757)
Income taxes	-	-	-
Net loss	(1,900,558)	(447,801)	$(1,452,757)

Revenues and Cost of Revenues

During the six months ended June 30, 2024 and 2023, the Company had revenues of approximately $23,000 and $169,000, respectively. The 2024 revenues were from the Buffaloed CAMA. Revenues during the 2023 period, were from contracts with customers for consulting services.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 were approximately $1,882,000 compared to approximately $579,000 for the six months ended June 30, 2023, an increase of approximately $1.3M. The increase was primarily attributable to the Company recording approximately $1,258,000 of stock option expense and a $186,000 increase in professional fees in the first half of 2024. The 2023 period included approximately $194,000 of bad debt expense. As a public company, we expect general and administrative costs to continue to increase in future periods.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2024 were approximately $700 compared to $0 for the six months ended June 30, 2023.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2024 were approximately $25,000 compared to $0 for the three months ended June 30, 2023. Sales and marketing expenses relate to our engagement of a part-time marketing consultant during the period and related expenses.

Other Income (Expense)

Interest Income. Interest income for the Six months ended June 30, 2024 and 2023 was approximately $486 and $2,453, respectively, and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the Six months ended June 30, 2024 and 2023 was approximately $16,000 and $4,000, respectively, and was primarily related to our Economic Injury Disaster Loan (“EIDL”), commercial line of credit and related party working capital loans.

Liquidity and Capital Resources

During the first Six months of 2024, the Company sold 691,000 shares of Common Stock for $0.25 per share resulting in total proceeds of approximately $469,000. During the six months ended June 30, 2023, the Company sold 3,333,333 shares of Common Stock at $0.15 per share resulting in total proceeds of approximately $500,000. We had an accumulated deficit of approximately $6.9 million, incurred a net loss of approximately $1.9 million, and had cash outflows from operations of approximately $742,000 as of and for the six months ended June 30, 2024. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we develop and produce feature films. To date, we have funded our operations with proceeds from sales of Common Stock and borrowings from related parties under promissory notes. As of June 30, 2024, we had cash and cash equivalents of approximately $8,000.

Operating Activities

During the Six months ended June 30, 2024, operating activities used approximately $741,000 of cash including providing $396,000 of financing to film production companies.

During the Six months ended June 30, 2023, operating activities consumed approximately $318,000 of cash, primarily resulting from our net loss, net of non-cash charges, of approximately $229,000.

Investing Activities

During the six months ended June 30, 2024 and 2023, investing activities consumed approximately $30,000 and $10,000 of cash. The 2024 period included $22,000 of website development costs and $8,000 of produced and licensed film production costs. Costs during the 2023 period included approximately $10,000 of produced and licensed film production costs.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was approximately $576,000 including $415,000 of proceeds from the sale of Common Stock and $407,000 of net working capital financing under a master loan agreement from a related party and a commercial line of credit.

During the six months ended June 30, 2023, net cash provided by financing activities was approximately $562,000 including $460,000 of proceeds from the sale of Common Stock and $103,000 of net working capital financing under a master loan agreement from a related party and a commercial line of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2024. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Defendants continue to pursue their counterclaims and to defend against Plaintiff’s claims vigorously.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS INDEX

3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
3.3	Devil’s Half-Acre Articles of Organization
3.4	Ask Christine Articles of Organization
10.1	Consulting Agreement with Bannor Michael MacGregor
10.1.1	Amended Consulting Agreement with Bannor Michael MacGregor
10.1.2	Sanger Consulting Agreement
10.2	Economic Injury Disaster Loan (EIDL)
10.3	American Express Business Line of Credit Loan Agreement and Personal Guarantee
10.4	2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan
10.5	Asset Purchase Agreement with Bold Crayon
10.6	Devil’s Half-Acre Agreement
10.6.1	Devil’s Half-Acre Addendum
10.7	Ask Christine Screenplay Options Purchase Agreement
10.8	Master Loan Agreement between APHP and Bannor MacGregor
10.9	PNP Senior Loan Agreement
10.9.1	Addendum to PNP Agreement
10.10	Barron’s Cove Loan Agreement
10.10.1	Addendum to Barron’s Cove Agreement
10.11	Screenplay Option for Coyote Sleeps
14.1	Code of Ethics
14.2	Code of Ethics For Executive Officers
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

AMERICAN PICTURE HOUSE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PICTURE HOUSE CORPORATION

By:	/s/ Bannor Michael MacGregor
Name:	Bannor Michael MacGregor
Title:	Chief Executive Officer
Dated:	August 13, 2024

By:	/s/ Daniel Hirsch	Treasurer	August 13, 2024

