Form 10-K
period 2024-12-31
American Picture House Corp
filed 2025-04-14
CIK 1771995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2024 to December 31, 2024

COMMISSION FILE NO. 000-56586

American Picture House Corporation

(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7812

(Primary Standard Industrial Classification Code Number)

85-4154740

(IRS Employer Identification No.)

477 Madison Avenue, 6th Floor

New York, NY 10022

877-416-5558

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2024, the last business day of the registrant’s most recently completed fiscal year, was approximately $ 33,719,798 based on a closing price of $0.30 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of April 7, 2025, the Registrant had 112,399,325 shares of common stock issued and outstanding.

i

PART I

ITEM 1. BUSINESS

As used in this annual report, the terms, “we”, “our”, “us”, “APH”, “APHP”, and the “Company” refer to American Picture House Corporation, a Wyoming corporation unless the context requires otherwise.

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

On October 16, 2024 the shareholders approved our Second Amended and Restated Articles of Incorporation, which amends Article VI, paragraph A. (1) of our current Amended and Restated Articles of Incorporation to grant authorization to our Board of Directors to determine, without shareholder approval, the designations, preferences, limitations, restrictions, and relative rights of any additional classes of Preferred Stock, and variations in the relative rights and preferences as between different series. The Company has filed the Second Amended and Restated Articles of Incorporation with the State of Wyoming in April 2025.

As of April 7, 2025, the Company has 1,001,000,000 shares authorized, including 1,000,000,000 common shares and 1,000,000 preferred shares.

Common Shares - As of April 7, 2025, APHP has 1,000,000,000 common shares authorized of which 112,399,325 shares issued and outstanding. As of April 7, 2025, the total number of shareholders of record was 332. All common shares are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of preferred shares.

Preferred Shares - As of April 7, 2025, the Company had 1,000,000 preferred shares authorized, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). At present, 3,846 Series A preferred shares are issued and outstanding. The Series A preferred shares do not have any rights to dividends; voting - each share of Series A preferred shares carries a superior voting right to the Company’s common shares, each Series A preferred share shall be counted as 1,000,000 votes in any Company vote. Each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares. Series A preferred shares hold a first position lien against all of the Company’s assets including but not limited to the Company’s IP (“Intellectual Property”). The Preferred shares do not have any specific redemption rights or sinking fund provisions.

Voting Control - Our Chief Executive Officer and Chairman of the board of Directors, Bannor Michael MacGregor, is the beneficial owner of 23,654,603 shares of common stock, which controls 21.05% of the outstanding common voting shares. Mr. MacGregor is the owner of 100% of the Company’s 3,829 shares of issued and outstanding Series A preferred stock. The Company’s Series A preferred shares have voting rights equal to 1,000,000 votes per each one share. As such, Mr. MacGregor has voting rights equal to 3,852,654,603 shares of common stock, representing 97.75% of voting rights,

Business Overview

American Picture House Corporation (“APHP”), also known as American Picture House Pictures, aims to become a premier entertainment company focused on the development, financing, and production of feature films, limited series, and content-driven technologies. Led by astute financiers and supported by accomplished creatives, the Company is committed to delivering high-quality content with broad market appeal.

Historically, APHP has offered strategic consulting services to clients within the entertainment sector, providing guidance in areas such as business planning, financial projections, and corporate marketing. While these engagements showcased the Company’s expertise in both entertainment and general business strategy, APHP has since pivoted away from providing independent consulting services. Moving forward, the Company will concentrate exclusively on internal content development and strategic partnerships.

APHP is now focused on partnering with filmmakers, showrunners, content creators, and innovative technology partners to develop, package, finance, and produce compelling film and television projects. The Company’s leadership, Board of Directors, and advisory team bring decades of experience across key entertainment functions, including writing, producing, directing, casting, sales, and licensing, with long-standing relationships at major studios and production companies. Although these relationships have yet to translate into direct business for APHP, the Company anticipates leveraging these connections in its upcoming projects.

Strategic Focus: Mid-Budget Productions

APHP specializes in mid-budgeted productions where the majority, if not all, of the production budget can be secured against the project’s intellectual property (“IP”), projected and pre-sold licensing agreements, incentive programs, tax credits, and grants. The value of the IP, such as book rights, screenplays, or scripts, can be significantly enhanced by the attachment of award-winning talent, seasoned producers, and skilled directors, making it a critical asset for financial structuring.

By assembling robust production packages that include proven creative elements and cost-efficient strategies, such as filming in incentive-friendly locations and building lean budgets, APHP can mitigate financial risk, reduce its equity exposure, and attract third-party investment. These efforts are designed to improve profitability and maximize investor confidence through the development of bankable content.

APHP’s strategic approach emphasizes financial sophistication, creative excellence, and the use of forward-thinking technology. To date, APHP owns and has optioned several IPs with the goal of co-producing and co-financing both feature films and limited series.

Understanding APHP’s Strategy Through the Filmmaking Lifecycle

To better explain APHP’s business model, the filmmaking process can be broken down into five key stages, each with distinct responsibilities and goals:

1.	Development – Acquiring rights (e.g., books, plays), developing story ideas, and writing the screenplay. This stage includes securing financing.

2.	Pre-Production – Finalizing the script, hiring cast and crew, scouting and securing locations, and designing sets.

3.	Production – The actual filming process where raw footage is captured.

4.	Post-Production – Editing the footage, adding visual effects, sound design, and finalizing the film.

5.	Distribution – Marketing and distributing the finished project to theaters, streaming platforms, and other outlets.

APHP’s strategy is to participate meaningfully at each of these stages, especially in development, financing, and packaging, to ensure that every project is positioned for both creative and commercial success.

Our Strategy to Build Value

APHP’s business strategy centers on acquiring or optioning intellectual properties, such as book rights, screenplays, and scripts, that have already undergone a meaningful level of development investment. In many cases, these properties were advanced by their original creators or teams who, after making substantial financial or creative commitments, chose to pause or abandon further development due to budgetary or strategic reasons.

By targeting projects at this stage, APHP aims to acquire valuable entertainment assets at a reduced upfront cost. In exchange, we may offer the original team a share in future revenues generated by the property. This approach enables us to:

●	Minimize initial capital expenditures;

●	Allocate more resources toward advancing the project through the filmmaking pipeline;

●	Benefit from the insights, creative contributions, and goodwill of the original development team; and

●	Significantly reduce financial and creative risk.

Our strategy is predicated on our management team’s ability to identify projects with unrealized potential and execute on the next stages of development where previous efforts may have stalled. This includes leveraging our experience, industry relationships, and financial acumen to transform dormant or undervalued IP into market-ready content.

Value Creation Initiatives

Once acquired, we enhance the value of these properties through a multi-pronged strategy that includes:

●	Engaging experienced Writers Guild of America (WGA) writers to further develop, polish, or rewrite the material;

●	Attaching high-quality talent—such as reputable producers, directors, and actors;

●	Assessing and securing international pre-sales and understanding global market value;

●	Establishing relationships with key financial institutions and banking partners;

●	Partnering with talent agencies and retaining top legal counsel;

●	Identifying strategic filming locations that offer robust tax incentives, rebates, or grants;

●	Creating comprehensive production budgets and tailored financing strategies;

●	Securing completion bonds to mitigate production risk; and

●	Developing professional production and marketing materials, such as look books, preliminary artwork, and scouting reports.

This methodical, value-driven approach allows APHP to position each project for optimal creative execution, financial performance, and market success, ultimately maximizing returns for the Company and its partners.

Organizational Structure

At present, the Company has no employees. We do, however, utilize the services of consultants. The Company is managed by its officers. Bannor Michael MacGregor is the CEO, Jonathan Sanger is the President, Donald J. Harris is the Secretary and Daniel Hirsch is the Treasurer, all report to a Board of Directors. At present, only Bannor Michael MacGregor is under a Consulting Agreement.

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

As of December 31, 2024, we own a portfolio of intellectual properties including the following screenplays: APHP owns 100% of the following titles and maintains copyrights at the U.S. Copyright Office:

●	THIEF written by Karl Gajdusek;
●	ACE IN THE HOLE by Richard D’Ovidio;
●	Three additional THIEF titles;
●	SPREAD THE WORD written by Michael Andrews;

Additionally, APHP solely maintains option rights to:

●	DEVIL’S HALF-ACRE written by Dashiell Luessenhop, and;
●	ASK CHRISTINE, a screenplay written by Danielle Silvie Gershberg.

BUFFALOED is a 2019 American crime-comedy drama directed by Tanya Wexler and written by Brian Sacca. The film stars Zoey Deutch as a savvy hustler trying to escape her life in Buffalo, New York, by diving into the high-stakes world of debt collection, while simultaneously grappling with her own financial burdens. The cast also features Judy Greer, Jermaine Fowler, Noah Reid, and Jai Courtney in supporting roles.

BUFFALOED premiered at the Tribeca Film Festival on April 27, 2019, and was later released in select theaters and on demand by Magnolia Pictures on February 14, 2020. The film received generally positive reviews, with critics highlighting its clever premise and standout performances by Deutch, Greer, and Courtney.

APHP owns 50% of the IP associated with BUFFALOED and holds a 35% share of the revenues collected through its Cash Asset Management Account (CAMA). This CAMA is administered by Fintage Collection Account Management B.V., a leading global rights management firm that oversees the collection and distribution of licensing revenues from worldwide film and television distributors. These revenues are allocated to the beneficial owners of the project in accordance with their respective CAMA participation.

Additionally, MacGregor served as a Producer on BUFFALOED, further reflecting APHP’s direct involvement in the project’s development and success.

TURN UP THE SUN! (also known as POSE) is an upcoming British thriller written and directed by Jamie Adams. The story follows two couples who unknowingly book the same countryside mansion for a getaway, only to encounter a series of unsettling and mysterious events during their stay. The film stars James McAvoy, Lucas Bravo, Aisling Franciosi, and Almudena Amor.

APHP holds the contractual right to acquire a 24% beneficial ownership interest in TURN UP THE SUN! (now titled POSE). APHP also earned an “In Association With” credit on the project, with MacGregor receiving a Producer credit.

While we consider our intellectual properties to be assets, we do not believe that our competitive position is dependent primarily on our entertainment properties or that our operations are dependent upon any single Entertainment Property. We nevertheless face intellectual property-related risks. For more information on these risks, see “Risk Factors.”

Film Production Loans

BARRON’S COVE is a psychological thriller that follows Caleb (Garrett Hedlund), a grieving father who kidnaps the boy he believes is responsible for his son’s death. As a tense manhunt unfolds, led by the child’s powerful father (Hamish Linklater), long-buried secrets emerge and moral boundaries are tested. Written and directed by Evan Ari Kelman, the film also stars Brittany Snow and Stephen Lang. BARRON’S COVE premiered at the 2024 Hamptons International Film Festival in October of 2024 and is distributed by Well Go USA Entertainment. The screenplay was previously recognized on The Black List and was a semi-finalist for the Nicholl Fellowship.

In February 2024, APHP provided a $200,000 senior mezzanine loan to Barron’s Cove Movie, LLC. Of that amount, $20,000 was allocated toward producer fees, including $10,000 paid to MacGregor. The loan, along with a 20% premium, is due on the earlier of either (a) twelve months from the loan date or (b) from allocable proceeds received by Barron’s Cove Movie, LLC related to the film. As part of the arrangement, APHP received an “In Association With” credit on the film, and MacGregor earned a Producer credit.

Senior Loan Agreement with PNP Movie, LLC

In February 2024, the Company agreed to loan PNP Movie, LLC $97,475 to be used solely in connection with a named feature length motion picture. In April 2024, the loan agreement was amended whereby the Company agreed to lend an additional $42,525 and to use best efforts to increase the aggregate financing to $597,475. As of December 31, 2024, a total of $196,200 had been advanced to PNP Movie, LLC. These loans, plus a premium of twenty percent (20%), is due and payable on that date which is the earlier of either (a) twelve (12) months from the date of the loan, or (b) from allocable proceeds received by PNP Movie, LLC related to the movie, whichever occurs first.

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

Utopi was co-founded by filmmaker Robert Schwartzman and Cole Harper in 2018, Utopia is a New York and Los Angeles-based film distribution and sales company. The company focuses on showcasing truly independent features and documentaries while supporting the next wave of filmmakers. Recent releases include psychological cyber-thriller RED ROOMS by Pascal Plante and FEMME by Sam H. Freeman and Ng Choon Ping. Their website is: www.utopiadistribution.com.

XTR was established in 2019 by Bryn Mooser, XTR is a premium global nonfiction entertainment studio based in Los Angeles. The award-winning studio collaborates with outstanding creators to produce, distribute, finance, and develop films, series, and podcasts. Notable projects include THEY CALL ME MAGIC on Apple TV+, the Oscar-nominated Ascension, and the Emmy and Peabody award-winning 76 DAYS. Their website is: https://www.xtr.com/.

Employees

At present, the Company has no employees. We do, however, utilize the services of consultants. The Company is managed by its officers. Bannor Michael MacGregor is the CEO, Jonathan Sanger is the President, Donald J. Harris is the Secretary and Daniel Hirsch is the Treasurer, all report to a Board of Directors. At present, only Bannor Michael MacGregor is under a Consulting Agreement.

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

We have reported operating losses for fiscal years 2023 and 2024. Our accumulated deficit was approximately $7.3 million at December 31, 2024. We cannot assure you we will continue to operate profitably, and if we cannot, we may not be able to meet our debt service, working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions. As of December 31, 2024, the Company had negative operating capital.

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

Our loans and receivables may be uncollectable.

The Company has provided loans to third party production companies. These loans come with considerable risk and may never be repaid. Failure to receive repayment of loans may have a material adverse effect on the Company.

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

APHP’s common shares are quoted on the OTC:QB. An active trading market for the Company’s Common Shares has not developed and may never develop or be sustained. The lack of an active market may impair an investor’s ability to sell its shares at the time it wishes to sell them or at a price that it considers reasonable. An inactive market may also impair the Company’s ability to raise capital by selling shares and may impair the Company’s ability to acquire other businesses or technologies using the Company’s shares as consideration, which, in turn, could materially adversely affect the Company’s business.

Our common shareholders face the risk of substantial potential dilution of their equity and voting rights from holders of our Series A preferred shares.

All common shares are entitled to one vote per share, and participate in any distributions or dividends that may be declared by the Board of Directors. As of April 7, 2025, the Company has 1,000,000,000 common shares authorized of which 112,399,325 shares are issued and outstanding. As of April 7, 2025, the Company had 1,000,000 preferred shares authorized, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). At present, 3,829 Series A preferred shares are issued and outstanding, and no other preferred shares have been designated or issued. The Series A preferred shares do not have any rights to dividends; however, each share of Series A preferred shares carries a superior voting right to the Company’s common shares: each Series A preferred share shall be counted as 1,000,000 votes in any Company vote. Further, each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares. Series A preferred shares also hold a first position lien against all of the Company’s assets including but not limited to the Company’s intellectual property. The Preferred shares do not have any specific redemption rights or sinking fund provisions. Hence, the current holder (our Chief Executive Officer and Chairman of the Board of Directors, Bannor Michael MacGregor) of the 3,829 Series A preferred shares that are currently issued and outstanding, has the ability to control the election of Board members and other Company matters that require shareholder votes. Further, Mr. MacGregor has the ability to convert his 3,829 Series A preferred shares into 382,900,000 common shares, thereby retaining control of the Company for the foreseeable future even without owning the Series A preferred shares.

Our Chief Executive Officer and Chairman of the Board of Directors holds a significant percentage of our outstanding voting securities, which could reduce the ability of minority shareholders to effect certain corporate actions.

Our Chief Executive Officer and Chairman of the board of Directors, Bannor Michael MacGregor, is the beneficial owner of 23,654,603 shares of common stock, which controls 21.05% of the outstanding common voting shares. Mr. MacGregor is the owner of 100% of the Company’s 3,829 shares of issued and outstanding Series A preferred stock. The Company’s Series A preferred shares have voting rights equal to 1,000,000 votes per each one share. As such, Mr. MacGregor has voting rights equal to 3,852,654,603 shares of common stock, representing 97.75% of voting rights, and thus control of any item brought before shareholders requiring a vote. As a result of this ownership, Mr. MacGregor possesses and can continue to possess significant influence and can elect and can continue to elect a majority of our Board of Directors and authorize or prevent proposed significant corporate transactions. Mr. MacGregor’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Our Chief Executive Officer and Chairman of the board of Directors, Bannor Michael MacGregor, is the beneficial owner of 23,654,603 shares of common stock, which controls 21.05% of the outstanding common voting shares. Mr. MacGregor is the owner of 100% of the Company’s 3,829 shares of issued and outstanding Series A preferred stock. The Company’s Series A preferred shares have voting rights equal to 1,000,000 votes per each one share. As such, Mr. MacGregor has voting rights equal to 3,852,654,603 shares of common stock and thus control of any item brought before shareholders requiring a vote. As a result of this ownership, Mr. MacGregor possesses and can continue to possess significant influence and can elect and can continue to elect a majority of our Board of Directors and authorize or prevent proposed significant corporate transactions. Mr. MacGregor’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Bannor Michael MacGregor, Chairman and CEO, holds substantial control over the Company. As a result, Mr. MacGregor, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. Mr. MacGregor controls 21.05% of the Company’s common shares. Additionally, Mr. MacGregor owns 3,829 Series A Preferred Shares that have voting rights equivalent to 3,829,000,000 common shares.

We are dependent on the continued services of our Chairman and CEO, and our President, and if we fail to keep them or fail to attract and retain qualified senior executives and key technical personnel, our business may not be able to expand.

We are dependent on the continued services of Chairman/CEO, Bannor Michael MacGregor and President, Jonathan Sanger, and the availability of new executives to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

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

In the event that we are unable to successfully compete in our industry, we may not see lower profit margins.

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

ITEM 2. PROPERTIES

The Company maintains three virtual offices in New York, NY, Raleigh, NC, and Los Angeles, CA.

ITEM 3. LEGAL PROCEEDINGS

Randall S. Sprung v. Bannor Michael MacGregor, Jeffery Katz, and Life Design Station International, Inc. – Supreme Court of New York, County of Kings, Index No.: 504677/2019. This action was instituted by Randall Sprung against the Defendants on March 4, 2019, to recover monies he alleges are owed by Defendants (Counter-Plaintiffs) pursuant to written agreements to purchase stock and to provide consulting services between the parties. Defendants Bannor Michael MacGregor and Life Design Station International, Inc. (“LDSI”) (Counter-Plaintiffs) have filed counterclaims to recover damages they have incurred as a direct result of Sprung’s failure to properly perform his obligations and duties under the written agreement between the parties. The parties have reached an agreement as to all material terms of a settlement of this lawsuit with the parties agreeing to file a stipulation of discontinuance with prejudice of all claims and counterclaims brought in the action. The settlement documents and stipulation of discontinuance are being circulated for execution.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are qualified for quotation on the OTC Markets – OTC:QB under the symbol “APHP”. On April 7, 2025, the highest trade was for $0.249 and the low was $0.249. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2024:	$0.350	$0.145
First Quarter	$0.330	$0.221
Second Quarter	$0.350	$0.150
Third Quarter	$0.350	$0.145
Fourth Quarter	$0.340	$0.201

Fiscal year ended December 31, 2023:	$0.490	$0.072
First Quarter	$0.485	$0.072
Second Quarter	$0.490	$0.200
Third Quarter	$0.414	$0.112
Fourth Quarter	$0.350	$0.210

Holders

As of April 7, 2025, we had 332 shareholders of record of common shares per our transfer agent’s shareholder list with others in street name.

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

Common and Preferred Shares

Our authorized capital shares consist of 1,000,000,000 common shares and 1,000,000 preferred shares, par value $0.0001 per share, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). As of April 7, 2025, there were 112,399,325 common shares issued and outstanding and 3,829 Series A preferred shares issued and outstanding, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein).

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

Our ability to generate any revenue sufficient to achieve profitability will depend on the successful development, production, and distribution of motion pictures. We reported net losses of $2.3 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $7.3 million. We expect to continue to incur significant expenses and increasing operating losses until we begin receiving revenue from the distribution of our film properties. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities including, but not limited to the following:

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our projects. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023	Change $

Revenues	$52,677	$201,059	$(148,382)

Cost of revenues	-	36,701	(36,701)
	52,677	164,358	(111,681)

Operating Expenses:
General and administrative	2,252,130	1,511,532	740,598
Research and development	703	11,416	(10,713)
Sales and marketing	25,947	6,119
Total Operating Expenses	2,278,780	1,529,067	729,885
Net operating income (loss)	(2,226,103)	(1,364,709)	(841,566)

Other Income (Expenses):
Interest income	1,974	4,618	(2,644)
Interest expense	(46,129)	(6,227)	(39,902)
Net Other Income (Expenses)	(44,155)	(1,609)	(42,546)
Income (loss) before income taxes	(2,270,258)	(1,366,318)	(903,940)
Income taxes	-	-	-
Net income (loss)	$(2,270,258)	$(1,366,318)	$(903,940)

Revenues

During the years ended December 31, 2024 and 2023, the Company reported revenues of approximately $53,000 and $201,000, respectively. Approximately $53,000 and $32,000 of the 2024 and 2023, respectively, of revenue relates to revenues generated from the licensed film Buffaloed. The remainder of the 2023 revenues comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights.

Cost of Revenues

Cost of revenues for the years ended December 31, 2024 and 2023, were approximately $0 and $37,000 respectively. The 2023 expense consist of those costs directly related to the services being rendered. A majority of the consulting services were performed by management and members of the Board of Directors.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024, were approximately $2.3 million compared to approximately $1.5 million for the year ended December 31, 2023, an increase of approximately $741,000. The increase was primarily attributable to the Company recording approximately $1,258,000 of stock option expense offset by a $322,000 reduction in legal and professional fees. Additionally, the 2023 period included approximately $194,000 of bad debt expense. We expect to see further increases as we grow our operations in future periods.

Other Income (Expense)

Interest Income. Interest income for the years ended December 31, 2024 and 2023 was approximately $2,000 and $5,000, respectively, and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the years ended December 31, 2024 and 2023 was approximately $46,000 and $6,000, respectively. The 2024 expense included $24,000 of interest on working capital loans, $22,000 of related party interest, and $10,000 of EIDL interest. The 2023 interest was primarily related to our Economic Injury Disaster Loan (“EIDL”) and working capital loans.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, we had an accumulated deficit of approximately $7.3 million, incurred a net loss of approximately $2.2 million and cash outflow from operations of approximately $805,000 as of and for the year ended December 31, 2024. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities and commercially release our products will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations with proceeds from sales of Common Stock and borrowings under convertible promissory notes. As of December 31, 2024, we had negative cash and cash equivalents of $21.

Operating Activities

During the year ended December 31, 2024, operating activities used approximately $805,000 of cash, primarily resulting from our net loss of approximately $2.3 million, partially offset by non-cash charges of approximately $1.4 million.

During the year ended December 31, 2023, operating activities used approximately $1.1 million of cash, primarily resulting from our net loss of approximately $1.4 million, partially offset by non-cash charges of approximately $353,000.

Investing Activities

During the year ended December 31, 2024, net cash used by financing activities was approximately $22,000 comprised of investment in intangible assets.

During the year ended December 31, 2023, net cash used by financing activities was approximately $73,000 comprised of investment in intangible assets.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was approximately $623,000, derived primarily from related party borrowings of $358,000, $357,000 of net borrowings on a commercial line of credit, and $169,000 from the sale of common stock.

During the year ended December 31, 2023, net cash provided by financing activities was approximately $1.467 million, derived primarily from stock sales. Additionally, during 2024 the Company borrowed and repaid $178,500 from Mr. MacGregor under a working capital borrowings arrangement.

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

ITEM 8. CONDENSED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of American Picture House Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Picture House Corporation as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(7,291,954) and net loss of $(2,270,258). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty

As described in Note 3 to the consolidated financial statements, the Company has significant operating losses and a working capital deficiency. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the CEO, sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

■	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,

■	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

■	We assessed the possibility of raising additional debt or credit through confirmation with related and third parties of the details of arrangements to provide or maintain financial supports.

■	Inquiry of the Company’s legal counsel about litigation, claims, and assessments.

■	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

■	We evaluated management’s judgements and assumptions used to assess the Company’s ability to continue as a going concern

/S/ Lateef Awojobi

LAO Professionals (PCAOB ID 7057)

We have served as the Company’s auditor since 2025

Lagos, Nigeria

April 14, 2025

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$-	$203,971
Accounts receivable	29,674	31,948
Prepaid expenses	29,629	29,185
Receivable - related party	4,086	1,349
Total Current Assets	63,389	266,453

Produced and licensed content costs	638,127	210,633
Loans receivable, film financing arrangements	396,200	-
Intangible assets, net of accumulated amortization of $19,250 and $1,000 as of December 31, 2024 and 2023, respectively.	75,614	71,864

TOTAL ASSETS	1,173,330	548,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash overdraft	21	-
Accounts payable and accrued expenses	510,043	90,377
Deferred revenue, current portion	50,000	-
Interest payable - related party	12,420	-
Interest payable - EIDL loan	13,142	11,580
Note payable - related party	357,621	-
Commercial Line of Credit	96,855	-

Total Current Liabilities	1,040,102	101,957

Economic injury disaster loan, non-current	149,900	149,900

Total Liabilities	1,190,002	251,857

Stockholders’ Equity (Deficit):
Common Stock $0.0001 par value. 1,000,000,000 authorized. 112,399,325 and 111,399,325 issued and outstanding as of December 31, 2024 and 2023, respectively.	11,240	10,979
Preferred Stock $0.0001 par value. 1,000,000 authorized. 3,829 issued and outstanding as of December 31, 2024 and 2023.	-	-
Additional paid in capital	7,264,042	5,307,810
Accumulated deficit	(7,291,954)	(5,021,696)
Total Stockholders’ Equity (Deficit)	(16,672)	297,093
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,173,330	$548,950

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

	2024	2023

Revenues	$52,677	$201,059

Cost of revenues	-	36,701
	52,677	164,358
Operating Expenses:
General and administrative	2,252,130	1,511,532
Research and development expenses	703	11,416
Sales and marketing	25,947	6,119
Total Operating Expenses	2,278,780	1,529,067
Net Operating Loss	(2,226,103)	(1,364,709)

Other Income (Expenses):
Interest income	1,974	4,618
Interest expense	(46,129)	(6,227)
Net Other Income (Expenses)	(44,155)	(1,609)
Loss before income taxes	(2,270,258)	(1,366,318)
Income taxes	-	-
Net loss	$(2,270,258)	$(1,366,318)

Net loss per common share - Basic and Diluted	$(0.02)	$(0.01)

Weighted average shares used in per share computation - Basic and Diluted	111,095,209	104,116,589

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2024 and 2023

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	100,735,159	$10,074	3,829	$-	$3,577,548	$(3,655,378)	$(67,756)

Conversion of accrued liabilities totaling $105,000 into options to purchase 1,160,221 shares of Common Stock	-	-	-	-	105,000	-	105,000

Common stock issued for services	833,334	83	-	-	158,250	-	158,333

Issuance of Common Stock	8,222,498	822	-	-	1,467,012	-	1,467,834

Net Loss	-	-	-	-	-	(1,366,318)	(1,366,318)

Balance, December 31, 2023	109,790,991	$10,979	3,829	$-	$5,307,810	$(5,021,696)	$297,093

Issuance of Common Stock	691,000	70	-	-	168,930	-	169,000

Common stock issued for services	1,917,334	191	-	-	529,142	-	529,333

Stock option compensation	-	-	-	-	1,258,160	-	1,258,160

Net Loss	-	-	-	-	-	(2,270,258)	(2,270,258)

Balance, December 31, 2024	112,399,325	$11,240	3,829	$-	$7,264,042	$(7,291,954)	$(16,672)

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2023

	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,270,258)	$(1,366,318)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Reserve for uncollectible receivable	-	193,932
Expiration of produced and licensed costs	26,600	-
Stock option expense	1,258,159	-
Common stock issued for services	86,000	158,333
Amortization expense	18,250	1,000
Change in operating assets and liabilities:
Accounts receivable	2,274	119,044
Prepaid expenses	(444)	3,677
Other receivables	-	347
Receivables - related party	(2,737)	(1,279)
Loans receivable, film financing arrangements	(396,200)	-
Produced and licensed costs	(10,760)	(89,278)
Cash overdraft	21	-
Accounts payable and accrued expenses	419,666	(78,322)
Payable to related party	-	(130,000)
Interest payable - related parties	12,420	-
Interest payable - EIDL loan	1,562	1,292
Deferred revenue	50,000	(35,000)
Net Cash Flows from Operating Activities	(805,447)	(1,222,572)

Cash Flows from Investing Activities:
Intangible assets	(22,000)	(72,864)
Net Cash Flows from Investing Activities	(22,000)	(72,864)

Cash Flows from Financing Activities:
Proceeds from debt borrowings - related parties	387,931	178,500
Repayment of debt borrowings - related parties	(30,310)	(178,500)
Proceeds from commercial line of credit	142,600	-
Repayment of commercial line of credit	(45,745)	-
Proceeds from sale of Common Stock	169,000	1,467,834
Net Cash Flows from Financing Activities	623,476	1,467,834

Net Increase in Cash and Cash Equivalents	(203,971)	172,398
Cash and Cash Equivalents, Beginning of Period	203,971	31,573
Cash and Cash Equivalents, End of Period	$-	$203,971
Non-cash Financing and Investing Activities:
Conversion of accrued expenses into options to purchase Common Stock	$-	$105,000

Common Stock issued for services	$386,000	$158,333

The accompanying notes are an integral part of these audited consolidated financial statements.

American Picture House Corporation

Notes to Financial Statements

For the Years Ending December 31, 2024 and 2023

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2024, the Company had negative working capital of $977,000 and an accumulated deficit of $7.3 million.

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

Accounts receivable

Accounts receivable primarily consist of trade receivables due from customers for consulting services and from fees derived from licensing of IP to content providers worldwide. As of December 31, 2024 and 2023, 100% of accounts receivable were due from the BUFFALOED CAMA (see Assigned Rights to feature film, BUFFALOED below). In 2023, the Company wrote off $193,932 of receivables as bad debt based on a review of the customer’s ability to pay, the customer’s Managing Director resigning, and the customer ceasing operations. There was no bad debt expense and no additional allowance for doubtful accounts for the year ended December 31, 2024.

	December 31, 2024	December 31, 2023
Accounts receivable, CAMA	29,674	31,948
	$29,674	$31,948

Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is past due, the customer’s current ability to pay and available information about the credit risk on such customers. During the years ended December 31, 2024 and 2023, the Company recorded no additions to its allowance for doubtful accounts.

Prepaid expenses

At December 31, 2024, prepaid expenses consisted of prepaid insurance, prepaid licenses, and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $29,629 and $29,185 in prepaid expenses at December 31, 2024 and 2023, respectively.

Produced and Licensed Content Costs

Capitalized production costs, whether produced or acquired/ licensed rights, include development costs, direct costs and production overhead. These amounts and licensed content are included in “Produced and Licensed Content Costs” on the balance sheet as follows:

	December 31, 2024	December 31, 2023
Films in development and pre-production stage	$349,432	$210,633
	$349,432	$210,633

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

Amortization. The cost of program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on an accelerated or straight-line basis based on the anticipated number of exhibitions or expected and historical viewership patterns or the license period on a title-by-title or episode-by-episode basis. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Participations and residuals are expensed in line with the amortization of production costs. As of December 31, 2024 and 2023, the Company has not yet completed development of any film projects and, therefore, had not begun amortizing these costs. When amortization commences, it will be included in cost of revenues.

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

Assigned rights to the feature film, BUFFALOED. On November 10, 2022, the Company obtained certain limited rights to the feature film BUFFALOED. On December 1, 2022, the Cash Asset Management Agreement (“CAMA”) was signed by all parties. The assigned rights granted the Company a secured position of a one million three hundred eighty-thousand-dollar ($1,380,000.00 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”) and a 35% share of the profits generated thereafter. In December 2022, subsequent to and contingent on the CAMA being signed, the Company received notice that it would receive $249,924 under the CAMA. During the years ended December 31, 2024 and 2023, the Company had recognized $53,000 and $32,000, respectively, of revenue under this arrangement representing the amount whose collection was deemed probable. The assets acquired include:

Bold Crayon’s (BC’s) ownership in the feature film “BUFFALOED” inclusive of:

●	BC’s ownership rights in BUFFALOED as per the agreements between BC and Lost City Inc (“Lost City”), the Co-Finance/ Co-Production Agreement dated July 10th, 2018.

●	A secured position of a one million three hundred eighty-thousand-dollar ($1,380,000 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”).

●	A thirty-five percent (35%) beneficial ownership interest as per the film’s CAMA.

●	Title and all copyrights to “THIEF” (including five titles) (U.S. Copyright #: V9968D472 (2019)), BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer.

●	Title and copyright to “SPREAD THE WORD” (U.S. Copyright #: V9968D474 (2019)) BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer.

The terms of the above agreement to purchase the BC assets include:

As consideration for the BC Assets being acquired by APH hereunder, APH shall pay to Bold Crayon the below purchase price (the “Purchase Price”):

●	APHP provided a promise in the form of a contingent promissory note to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collects from the BUFFALOED receivable.

●	APHP will deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares.

●	APHP designated Bold Crayon as an APHP content development partner (“Content Partner”).

●	APHP will provide Co-producer agreements to Bold Crayon when applicable.

During 2019, Magnolia Pictures acquired the distribution rights to BUFFALOED and released the movie on February 14, 2020. In evaluating the fair value of the rights acquired and consideration incurred, management evaluated the likelihood of future receivables to be derived from the November 10, 2022 acquisition of rights under BUFFALOED, the Company recorded the assumed liability of $130,000. At the time the agreement was signed, no value was assigned to the receivable as the amount was not known or able to be estimated and the timing of any future payments, if any, were not known. Subsequently, in late December 2023 the Company was notified by Fintage House (the collection account manager of the CAMA), that the Company would receive an initial payment of $249,924. Due to uncertainties of any future revenue, if any, no value was assigned to any potential future revenues.

Intangible assets

The Company’s intangible assets include in-service and under-development websites and licensed internal use software. During the year ended December 31, 2024 the Company developed an external website that was placed in service during the third quarter of 2023. Additionally, during the fourth quarter of 2023 the Company began developing additional aspects of its website that were placed in service during 2024. During 2023, the Company licensed rights to new internal use software that was expected to be placed in service in a future period to track film production costs.

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

Through December 31, 2024, the capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a three-year period.

Deferred Revenue

Deferred revenue represents the amount billed that has not yet been earned, pursuant to agreements entered into in current and prior periods. As of December 31, 2024 and 2023, total net deferred revenue was $50,000 and $0, respectively.

Revenues and Costs from Services and Products – Historically, Company’s revenue comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. The consulting services typically relate to development of business strategy and monetization of intellectual property rights. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the party are identified, the contract has economic substance, and collectability of the contract is considered probable. Historically, the term of these consulting agreements has been approximately three to six months in duration. The Company’s revenue is measured based on considerations specified in the contract with each customer. Accounting Standards Codification (“ASC”) 606 allows for adoption of an “as invoiced” practical expedient that allows companies to recognize revenue in the amount to which the entity has a right to invoice when they have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The Company has elected to adopt this practical expedient with regards to its consulting services revenue. All 2024 revenues were derived from a single customer. Approximately 16%, 18%, and 66% of 2023 revenues were derived from three customers.

Revenues from Films and Licensed Rights. are calculated based on expected ultimate revenues estimated over a period not to exceed ten years following the date of initial release of the motion picture. For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.

The cost of services includes only those costs directly related to the services being rendered. For the 2023 period, a majority of the consulting services were performed by the Company’s CEO, Mr. MacGregor, who as described in Note 3 was providing the Company with financing and, as a result, did not receive any separate current or deferred compensation for these services. Due to Mr. MacGregor’s limited annual compensation of $5,000 per month in the first half of 2023 and $0 in 2022, any allocation of time to these services would have been immaterial. 2022 included $131,722 of cost of goods, $130,000 was to Bold Crayon related to CAMA assignment noted above. CAMA agreement income totaled $53,000 and $32,00 for the years ended December 31, 2024 and 2023, respectively.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	December 31, 2024	December 31, 2023
Convertible Preferred Stock	382,900,000	382,900,000

	382,900,000	382,900,000

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

NOTE 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2024, the Company has an accumulated deficit of approximately $7.3 million, incurred a net loss of $2.3 million in 2024, and had ($21) of cash on hand. These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

The Company has a limited operating history, which makes it difficult to evaluate current business and future prospects. During 2024, the Company reported $53,000 of revenues, down from $164,000 in 2023. Management expects the Company to incur further losses in the foreseeable future due to costs associated with content acquisition and production, the cost of on-going litigation, and costs associated with being a public company. There can be no assurance that our operations will ever generate sufficient revenues to fund continuing operations, or that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. To mitigate this situation, the Company has a loan agreement with the Company’s CEO to fund its month-to-month cash flow needs. During 2024, the Company borrowed $103,000 from and repaid $30,000 to Mr. MacGregor pursuant to a master loan agreement that is due and payable in 2024. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible. Also, during 2024, Company borrowed $280,000 from and repaid $0 to a family trust related to Mr. MacGregor pursuant to a master loan agreement that is due and payable in 2024. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

NOTE 4 – Film Production Loans

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

Senior Loan Agreement with PNP Movie, LLC

In February 2024, the Company agreed to loan PNP Movie, LLC $97,475 to be used solely in connection with a named feature length motion picture. In April 2024, the loan agreement was amended whereby the Company agreed to lend an additional $42,525 and to use best efforts to increase the aggregate financing to $597,475. As of December 31, 2024, a total of $196,200 had been advanced to PNP Movie, LLC. These loans, plus a premium of twenty percent (20%), is due and payable on that date which is the earlier of either (a) twelve (12) months from the date of the loan, or (b) from allocable proceeds received by PNP Movie, LLC related to the movie, whichever occurs first.

Additionally, the agreement states that Mr. MacGregor shall be entitled to a producer fee based on work to be performed and that Mr. MacGregor will receive a “Producer” credit and his son a “Co-Producer” credit on the film.

NOTE 5 – Intangible Assets

The identifiable intangible assets consist of the following assets:

	December 31, 2024	December 31, 2023
Website placed in service	$70,000	$9,000
Website - under development	-	42,000
Software – pre-deployment	24,684	21,684
	94,864	72,684

Accumulated amortization	(19,250)	(1,000
	$75,614	$71,684

There were no impairment charges associated with the Company’s identifiable intangible assets during the years ended December 31, 2024 and 2023.

Amortization expense recorded in the accompanying consolidated statements of operations was $18,250 and $1,000 for the years ended December 31, 2024 and 2023, respectfully.

NOTE 6 – Income Taxes

The components of our deferred tax assets are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$1,045,000	$514,000

Less valuation allowance	(1,045,000)	(514,000)
Net deferred tax assets	$-	$-

The benefit of income taxes for the years ended December 31, 2024 and 2023 consist of the following:

	2024	2023
U.S. federal
Current	$-	$-
Deferred	-	-
State and local
Current	-	-
Deferred	-	-
Valuation allowance	-	-
Income tax provision (benefit)	$-	$-

At December 31, 2024, the Company has federal and state net operating loss carryforwards of approximately $65,000 of losses that begin to expire in 2037. Beginning in 2018, net operating losses generated for federal purposes will no longer expire. As of December 31, 2024, the amount of federal net operating loss carryforwards that do not expire is approximately $924,000. Realization of the deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income.

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

NOTE 7 – Notes Payable

Note Payable – Mr. MacGregor

During the year ended December 31, 2024, the Company borrowed $102,931 from and repaid $30,310 to Mr. MacGregor pursuant to a master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

During the year ended December 31, 2023, the Company borrowed $178,500 from and repaid $178,500 to Mr. MacGregor pursuant to the same master loan agreement.

Noah Morgan Private Family Trust Loan Agreement (“NMPFT”)

During the year ended December 31, 2024, the Company borrowed $280,000 from and repaid $0 to NMPFT pursuant to a master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC.

Note Payable – Board Member

During 2024, the Company borrowed $5,000 from a member of the Board of Directors. This note is not convertible.

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

NOTE 8 – Equity

Common Stock

The Company has 1,000,000,000 common shares authorized. As of April 7, 2025, the Company has 112,399,325 shares issued and outstanding. As of April 7, 2025, the total number of shareholders of record was 332.

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

NOTE 9 – Equity Based Compensation

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

During 2024, the Company’s Board of Directors authorized the issuance of 250,000 options to each of its nine board members of which three board members relinquished due to resignation or death and then issued another 250,000 options to another board member, 1,673,250 options to advisors, 662,983 options to Mr. Macgregor, and 497,238 options to Mr. Blanchard for an aggregate of 4,583,471 options with the rights to purchase common shares of the Company at an exercise price of $0.0125 per share. The Company reported $1,258,159 of stock option expense related to these options.

NOTE 10 – Contingencies and Uncertainties

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

Pending Legal Proceeding:

Pending Legal Proceeding(s). Randall S. Sprung v. Bannor Michael MacGregor, Jeffery Katz, and Life Design Station International, Inc. – Supreme Court of New York, County of Kings, Index No.: 504677/2019. This action was instituted by Randall Sprung against the Defendants on March 4, 2019, to recover monies he alleges are owed by Defendants (Counter-Plaintiffs) pursuant to written agreements to purchase stock and to provide consulting services between the parties. Defendants Bannor Michael MacGregor and Life Design Station International, Inc. (“LDSI”) (Counter-Plaintiffs) have filed counterclaims to recover damages they have incurred as a direct result of Sprung’s failure to properly perform his obligations and duties under the written agreement between the parties. The parties have reached an agreement as to all material terms of a settlement of this lawsuit with the parties agreeing to file a stipulation of discontinuance with prejudice of all claims and counterclaims brought in the action. The settlement documents and stipulation of discontinuance are being circulated for execution.

NOTE 11 – Related Party Transactions

During 2024 and 2023, the Company incurred approximately $180,000 and $200,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. At December 31, 2024 and 2023, the Company had $94,000 and $0, respectively, in accounts payable and accrued expenses owed to the legal firm.

The Company has consulting services relationships with members of the Board whereby they were compensated a total of $45,000 and $185,000 in 2024 and 2023, respectively. As of December 31, 2024 and 2023, $0 and $20,000, respectively, were accrued and unpaid. The consulting services are provided as requested by management and may be terminated at any time with no penalty. On January 1, 2023, the $105,000 of 2022 accrued consulting fees were exchanged for options to purchase 1,160,221 shares of Common Stock at $0.125 per share.

During 2022, the Company entered into consulting agreements with Ribo Music LLC aka Ribo Media (“Ribo Media”) whereby the Company assisted Ribo Media in developing an online media platform to deliver music and eventually movies directly to consumers via their smart devices. Revenues from the Ribo Media consulting services totaled $0 and $35,000, for the years ended December 31, 2024 and 2023, respectively. Michael Blanchard, a director and shareholder of the Company and Timothy Battles, a director and shareholder of the Company, are both Managing Members and controlling shareholders in Ribo Media.

In August 2022, the Company funded Devil’s Half-Acre Productions, LLC owned by John Luessenhop to produce the feature film Devil’s Half-Acre written and directed by Dashiell Luessenhop, a son of A. John Luessenhop, a former director of the Company. During the years ended December 31, 2024 and 2023, the Company capitalized $5,710 and $40,199, respectively, of production costs associated with this film. In July 2023 APH obtained 100% ownership of Devil’s Half-Acre Productions, LLC and executed a new option agreement with the writer. In September 2023, APH paid a Five Thousand-Dollar (5,000) option fee to the writer. This option entitles APH to produce the film by July 2024, with the ability to extend the option for an additional two (2) years.

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

Bold Crayon’s (BC’s) ownership in the feature film “BUFFALOED” inclusive of:

●	BC’s ownership rights in BUFFALOED as per the agreements between BC and Lost City Inc (“Lost City”), the Co-Finance/ Co-Production Agreement dated July 10th, 2018.

●	A secured position of a one million three hundred eighty-thousand-dollar ($1,380,000 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”).

●	A thirty-five percent (35%) beneficial ownership interest as per the film’s CAMA.

●	Title and all copyrights to “THIEF” (including five titles) (U.S. Copyright #: V9968D472 (2019)), BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer.

●	Title and copyright to “SPREAD THE WORD” (U.S. Copyright #: V9968D474 (2019)) BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer.

The terms of the above agreement to purchase the BC assets included the following consideration:

●	APHP agreed to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED receivable.

●	APHP is to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares. No shares were issued to BC as of December 31, 2023. See Note 12 – Subsequent Events for the 2024 issuance of Preferred Shares to Bold Crayon.

●	APHP designated Bold Crayon as an APHP content development partner (“Content Partner”).

●	APHP will provide Co-producer agreements to Bold Crayon when applicable.

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

During the year ended December 31, 2024, the Company borrowed $102,931 from and repaid $30,310 to Mr. MacGregor pursuant to a master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible. During the year ended December 31, 2023, the Company borrowed $178,500 from and repaid $178,500 to Mr. MacGregor pursuant to the same master loan agreement.

During the year ended December 31, 2024, the Company borrowed $280,000 from and repaid $0 to the Noah Morgan Private Family Trust Loan Agreement (“NMPFT”) pursuant to a master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC as more fully described in Note 4 above.

During 2024, the Company borrowed $5,000 from a member of the Board of Directors. This note is not convertible.

In November 2023, the Company entered into a Consulting Agreement with A. John Luessenhop a director of the Company, pursuant to which Mr. Luessenhop serves as President of the Company. During 2023, Mr. Luessenhop was paid $80,000 under this agreement. The Consulting Agreement expired on December 31, 2023. Luessenhop resigned as president of the Company on April 14, 2024,

In November 2023, the Company entered into a Consulting Agreement with Michael Blanchard, a director of the Company, pursuant to which Mr. Blanchard agree to serve as an advisor to the Company to promote the quality of the Company’s products and services and to enhance and develop the Company’s relationships with the entertainment industry and technology developers. In return for these services, the Company paid Mr. Blanchard $40,625 for services rendered. The Consulting Agreement expired on December 31, 2023.

In November 2023, the Company entered into a Consulting Agreement with Philip Quartararo, a director of the Company, pursuant to which Mr. Quartararo acted as an advisor to the Company to promote the quality of the Company’s products and services and to enhance and develop the Company’s relationships with the entertainment industry and technology developers. In return for these services, the Company paid Mr. Quartararo $10,000.00 for services rendered. Mr. Quartararo died on November 22, 2023, terminating the consulting agreement.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2024, to the date these consolidated financial statements were issued. Except as noted below, management has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

The Company is Due to Issue 20 Preferred Shares to Bold Crayon, Inc. (“BC”). In November 2022, the Company obtained certain limited rights to the feature film BUFFALOED from BC, to date the Company has received $304,875 under the CAMA. As partial consideration for the BC Assets being acquired by APH hereunder, APHP agreed to pay BC the first $130,000 that APHP collected from the BUFFALOED and to deliver one Preferred Share to BC for each $10,000, in value paid to APHP from the BUFFALOED receivable above $130,000, not to exceed 125 Preferred Shares. As of September 30, 2024, BC was due to receive 17 Preferred Shares of APHP. On March 18, 2024, the Board authorized such issuance; but, the Company has yet to issue such shares and anticipates issuing in early Q2.

In March of 25, APHP received an additional $29,674 bringing the aggregate received by APHP to $334,549; further subtracting out the above mentioned $130,000, leaves $204,549 entitling BC to 20 Preferred Shares. Therefore, APHP will issue 20 Preferred Shares to BC including these additional 3 preferred shares. Before the end of March, BC converted the 20 Preferred Shares to 2 million common shares.

The Company is Due to Issue 500,000 Common Shares to SSS Entertainment, LLC (“SSS”). According to a contract dated November 7, 2024 between APHP and SSS on or about January 6, 2025, APHP was due to pay $725,000 to SSS towards the purchase of a 24% ownership interest in the film, TURN UP THE SUN! (which has since been renamed, “POSE”), since APHP failed to make said payment timely there was a default clause entitling SSS to an additional 500,000 common shares of APHP. Therefore, APHP will issue to SSS an additional 500,000 common shares. On March 18, 2025, the Board authorized such issuance; but, the Company has yet to issue such shares and anticipates issuing in early Q2.

On March 11, 2025, an agreement was executed between the Company’s past president, Alfred John Luessenhop, Jr. (“Luessenhop”) and APHP, along with its affiliated entities Devil’s Half-Acre, LLC and Ask Christine Productions, LLC. Under the terms of the agreement, Luessenhop agreed to transfer one million shares of APHP common stock, valued at $256,000, to APHP. In exchange, Luessenhop received all rights, title, and interest in the motion picture project DEVIL’S HALF-ACRE, including the screenplay, filmed footage, copyright, and related materials, as well as the screenplay and associated option agreement for ASK CHRISTINE. Additionally, Luessenhop was also assigned APHP’s rights under a Software License Agreement dated November 16, 2023, and a Microsoft Azure Cloud Services Agreement. The agreement also included a mutual release of all claims related to the referenced screenplays and agreements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based principally on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, we have identified a material weakness related to our internal control over financial reporting as of December 31, 2024. As defined in Regulation 12b-2 under the Securities Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, as of December 31, 2024, the ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses (i.e. lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls) in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the year ended December 31, 2024.

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

During the year ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 408(a) Disclosure. During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JUSRISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

AMERICAN PICTURE HOUSE CORPORATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Director Since	Term Ends
Bannor Michael MacGregor, Chief Executive Officer and Director	59	2017	2025
Jonathan Sanger., President	79	2022	2025
Donald J. Harris, Esq., Secretary/Director	62	2021	2025
* Michael Wilson, Director	59	2021	2025
Michael Blanchard, Director	65	2020	2025
Tim Battles, Director	61	2022	2025
* Peter Conway, Director	67	2021	2025
* Thomas Rauker, Director	61	2023	2025
Dr. Chauncey Tallaferro Jones, Director	47	2024	2025
Daniel Hirsch, Treasurer	58	2022	2025
* Independent Director

Bannor Michael MacGregor, CEO/Chairperson /Director

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

Jonathan Sanger, President

Mr. Jonathan Sanger has served as the Company’s President since May, 2024. Mr. Sanger has been the President of Grand Illusions Films since 2016. Since that time he has produced several films including Chapter & Verse starring Omari Hardwick, Daniel Beaty, and Loretta Devine, Marshall starring Chadwick Boseman, Kate Hudson, Josh Gad, and Sterling K. Brown. Most recently, Mr. Sanger has produced Cabrini starring Cristiana Dell’Anna, David Morse, John Lithgow and Giancarlo Giannini. Previous films produced by Mr. Sanger include The Producers, Vanilla Sky, and The Elephant Man. He has been the Chief Executive at Cruise Wagner Productions and Brooks films Productions as well as Chanticleer Films Discovery Program. Sanger has a BA from the University of Pennsylvania and a Masters in Communications from the Annenberg School of Communications at U. Penn. He has taught a course in Independent Filmmaking at The Dodge College of Film and Media Arts at Chapman University.

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

Dr. Chauncey Tallaferro Jones, Director

Dr. Chauncey Tallaferro Jones is a highly experienced anesthesiologist specializing in acute pain and regional anesthesia, currently practicing at Northwest Anesthesiology and Pain Services in Houston, Texas since 2000. He holds an MD from Stanford University School of Medicine and completed his residency and fellowships at Johns Hopkins Hospital. Dr. Jones has been instrumental in perioperative case management, clinical teaching, and facility management since 2008. He has held significant roles, such as Medical Director at various hospitals, and contributed to numerous professional committees. Dr. Jones is also an accomplished researcher and lecturer, actively involved in medical education and conference presentations. His dedication extends beyond his clinical practice, with involvement in professional organizations and community activities such as mentoring students and co-owning a winery.

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

Our Board of Directors consists of 8 members with 4 members being independent under Nasdaq rules. The independent directors are: Michael Wilson, Peter Conway, and Thomas Rauker.

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

Our audit committee consists of Michael Wilson, a director, who serves as the chairperson and Thomas Rauker, a director, and Timothy Battles, a director, serve as the other committee members. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq corporate governance rules. Our Board of Directors has determined that Mr. Wilson, Mr. Rauker, and Mr. Timothy Battles are “audit committee financial experts” as defined by the SEC rules and has the requisite financial experience as defined by the Nasdaq Rules. Our Board of Directors has determined that two members, Mr. Wilson and Mr. Rauker, of our audit committee are independent under the Nasdaq Rules, including the additional independence requirements applicable to the members of the audit committee.

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

Our compensation committee consists of four directors, Thomas Rauker who serves as the chairperson, and Peter Conway, Chauncey T. Jones and Timothy Battles who serve as the other members. Our Board of Directors has determined that two members, Mr. Rauker and Mr. MacDonald, of our compensation committee are independent under the Nasdaq Rules, including the additional independence requirements applicable to the members of a compensation committee.

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

Our nominating and corporate governance committee consists of Daniel Hirsch, who serves as the chairperson, Timothy Battles, Peter Conway and Donald Harris who serve as the other members.

For the fiscal years ending December 31, 2023, and 2024, the Board of Directors:

Reviewed and discussed the audited financial statements with management and reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the Board of Directors’ review and discussion of the matters above, the Board of Directors authorized inclusion of the audited financial statements for the year ended December 31, 2024, and 2023, to be included in this Form 10-K filed with the Securities and Exchange Commission.

Delinquent Section 16(a) Reports

During the fiscal year ended December 31, 2024, Bannor Michael MacGregor, the Company’s Chief Executive Officer and a director failed to timely file one report on Form 4 for four transactions. Also Mr. Macgregor failed to file a Form 5 within 45 days after the end of the fiscal year ended December 31, 2024. Subsequent to December 31, 2024, Mr. MacGregor has filed a delinquent Form 4 for all of the four transactions.

Code of Ethics & Insider Trading Policy

We have adopted a Code of Ethics, a Code of Ethics for Executive Officers, and an Insider Trading Policy which apply to our executive officers, directors and employees. A copy of our Code of Ethics is filed as Exhibit 14.1 to this Form 10-K and a copy of our Code of Ethics for Executive Officers is filed as Exhibit 14.2 to this Form 10-K. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

On January 11, 2024, the Company’s Board of Directors issued 250,000 options to purchase shares to each of its nine board members, 1,673,250 options to purchase shares to advisors, 662,983 options to purchase shares to Mr. Macgregor, and 497,238 options to purchase shares to Mr. Blanchard for an aggregate of 5,083,471 options to purchase shares with the rights to purchase common shares of the Company at an exercise price of $0.0125 per share.

We have entered into a consulting agreement with our CEO, Bannor Michael MacGregor, for a fee of Five Thousand dollars ($5,000) per month in 2022. For 2023, the CEO received $20,000/month for the months of September through December for a total of $80,000. For 2024, the CEO received $5,000/month for the months January through April of 2024. The CEO has agreed to forego compensation for the remainder of 2024. The agreement calls for the promotion of the quality of the Company’s products and services with attention to the maintenance of the standards and procedures of the Company. Additionally, the CEO is seeking to enhance and develop the Company’s relationships with the entertainment industry and technology developers.

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bannor Michael MacGregor	2024	$20,000	(1)	-	-	$250,000	-	-	-	$60,000
Bannor Michael MacGregor	2023	$80,000		-	-	-	-	-	-	$80,000

1.	On January 1, 2023, the $60,000 of accrued 2022 consulting fees payable to Mr. MacGregor were exchanged for options to purchase 480,000 shares of Common Stock at $0.125 per share.

Except as disclosed above, no Directors were paid in excess of $100,000 in the year 2024.

Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information (“MNPI”)

The Company has a strict policy of not issuing options or allowing its insiders to conduct stock trades at times, subject to any allowable trades that might occur pursuant to a 10b5-1 Trading Plan, where MNPI is known or a material transaction is anticipated to occur. Each insider and employee of the Company is required to read the Company’s Insider Trading Policy as attached hereto as Exhibit 19.1, which prescribes certain set periods that prohibit insider trading. Other than as established for black-out periods associated with our quarterly and annual financial statement filings, our executive management will also issue notices of black-out trading periods if they are aware of material transactions which they anticipate closing.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider MNPI to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of MNPI in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such MNPI.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of MNPI for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its stockholders.

In the year ended December 31, 2024, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

AMERICAN PICTURE HOUSE CORPORATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our capital shares as of April 7, 2025, for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of our capital shares.

Common Shares

Name of All Officers, Directors, and Control Persons	Affiliation with Company (e.g., Officer Title /Director/ Owner of more than 5%)	Residential Address (City / State Only)	Share type/class	Names of control person(s) if a corporate entity	Number of Shares Owned (5)	Ownership Percentage of Class Outstanding (5)
Bannor Michael MacGregor (1)	Chairman, CEO	Durham, NC	Common		24,567,586	21.86%
Donald J. Harris	Secretary, Director	Raleigh, NC	Common		3,367,240	3.00%
Daniel Hirsch (2)	Treasurer	Teaneck, NJ	Common		873,250	0.78%
Tom Rauker	Director	Littleton, MA	Common		250,000	0.22%
Michael Blanchard	Director	Littleton, MA	Common		4,287,238	3.81%
Michael Wilson	Director	Denville, NJ	Common		450,000	0.40%
Dr. Chauncey Tallaferro Jones	Director	Magnolia, TX	Common		1,250,000	1.11%
Peter Conway (3)	Director	Acton. MA	Common		298,000	0.27%
Timothy Battles	Director	Groton, MA	Common		4,680,000	4.16%
Damian Gill (4)	Shareholder	Melbourne, Australia	Common		6,500,000	5.78%
All Officers, Directors and Control Persons (5)					46,523,314	41.39%

(1)	Mr. MacGregor is a Managing Manager of Hyperion Sprung Private Family Trust Management Company, LLC, trustee of The Noah Morgan Private Family Trust which owns 23,654,603 common shares of the Company which represents 21.05% of the Common Shares of the Company.

(2)	Includes 873,250 shares that each Mr. Hirsch has the right to acquire from the Company pursuant to the exercise of stock options issued on November 20, 2023. Options can be exercised at $0.0125 per share.

(3)	Mr. Conway is also a principal of PC2 Consulting that owns 48,000 shares.

(4)	Upon information and belief, Mr. Gill is a director and shareholder of North Star Capital Pty Ltd which owns 3,500,000 common shares of the Company and Black Rock Capital Pty Ltd which owns 3,000,000 common shares of the Company, these two entities, in aggregate, hold 5.78% of the Common Shares of the Company. Of Note: On May 18, 2023 Mr. MacGregor filed a UCC-1 against the shares held by North Star Capital PTY and Duncan Morgan LLC, a company controlled by Mr. MacGregor, filed a UCC-1 against the shares held by Black Rock Capital PTY.

(5)	Includes 250,000 shares that each Director has the right to acquire from the Company pursuant to the exercise of stock options issued on February 8, 2024. Additionally, on January 11, 2023 the Company issued 662,983 options to Mr. Macgregor and 497,238 options to Mr. Blanchard. Options can be exercised at $0.0125 per share.

Preferred Shares

Name of Beneficial Owner	Series A Preferred Shares Beneficially Owned (1)	Percentage of Series A Preferred Shares (2)
Bannor Michael MacGregor (1)	3,829	100.00%

Total	3,829	100.00%

(1)	The holders of the Series A preferred shares, shall not be entitled to receive dividends. The holders of Series A preferred shares shall be entitled to vote on all matters submitted to a vote of the shareholders of the Company. The holders of the Series A preferred shares shall be entitled to one million (1,000,000) votes per one share of Series A preferred held. The holders of any Series A preferred shares shall be entitled to convert such shares into fully paid and non-assessable shares of Common Stock at the following conversion ratio: each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares.

(2)	The number of Series A Preferred shares outstanding used in computing the percentage is 3,829.

(3)	The address for Bannor Michael MacGregor is Durham, NC.

AMERICAN PICTURE HOUSE CORPORATION

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions in 2024 and 2023

The Company has agreed to indemnify Mr. MacGregor for all legal and professional costs originating from the lawsuit Randall S. Sprung v. Bannor Michael MacGregor, Jeffery Katz, and Life Design Station International, Inc. – Supreme Court of New York, County of Kings, Index No.: 504677/2019.

During 2024 and 2023, the Company incurred approximately $180,000 and $200,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. At December 31, 2024 and 2023, the Company had $94,000 and $0, respectively, in accounts payable and accrued expenses owed to the legal firm.

The Company has consulting services relationships with members of the Board whereby they were compensated a total of $45,000 and $185,000 in 2024 and 2023, respectively. As of December 31, 2024 and 2023, $0 and $20,000, respectively, were accrued and unpaid. The consulting services are provided as requested by management and may be terminated at any time with no penalty. On January 1, 2023, the $105,000 of 2022 accrued consulting fees were exchanged for options to purchase 1,160,221 shares of Common Stock at $0.0125 per share.

During 2022, the Company entered into consulting agreements with Ribo Music LLC aka Ribo Media (“Ribo Media”) whereby the Company assisted Ribo Media in developing an online media platform to deliver music and eventually movies directly to consumers via their smart devices. Revenues from the Ribo Media consulting services totaled $0 and $35,000, for the years ended December 31, 2024 and 2023, respectively. Michael Blanchard, a director and shareholder of the Company and Timothy Battles, a director and shareholder of the Company, are both Managing Members and controlling shareholders in Ribo Media.

In August 2022, the Company funded Devil’s Half-Acre Productions, LLC owned by John Luessenhop to produce the feature film Devil’s Half-Acre written and directed by Dashiell Luessenhop, a son of A. John Luessenhop, a director of the Company. During the years ended December 31, 2024 and 2023, the Company capitalized $5,710 and $40,199, respectively, of production costs associated with this film. In July 2023 APH obtained 100% ownership of Devil’s Half-Acre Productions, LLC and executed a new option agreement with the writer. In September 2023, APH paid a Five Thousand-Dollar (5,000) option fee to the writer. This option entitles APH to produce the film by July 2024, with the ability to extend the option for an additional two (2) years.

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

Bold Crayon’s (BC’s) ownership in the feature film “BUFFALOED” inclusive of:

●	BC’s ownership rights in BUFFALOED as per the agreements between BC and Lost City Inc (“Lost City”), the Co-Finance/ Co-Production Agreement dated July 10th, 2018.

●	A secured position of a one million three hundred eighty-thousand-dollar ($1,380,000 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”).

●	A thirty-five percent (35%) beneficial ownership interest as per the film’s CAMA.

●	Title and all copyrights to “THIEF” (including five titles) (U.S. Copyright #: V9968D472 (2019)), BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer.

●	Title and copyright to “SPREAD THE WORD” (U.S. Copyright #: V9968D474 (2019)) BC will transfer such copyrights to APHP and APHP will file the necessary documents with the U.S. Library of Congress to effectuate such transfer.

The terms of the above agreement to purchase the BC assets included the following consideration:

●	APHP agreed to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED receivable.
●	APHP is to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares. No shares were issued to BC as of December 31, 2023. See Note 12 – Subsequent Events for the 2024 issuance of Preferred Shares to Bold Crayon.
●	APHP designated Bold Crayon as an APHP content development partner (“Content Partner”).
●	APHP will provide Co-producer agreements to Bold Crayon when applicable.

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

During the year ended December 31, 2024, the Company borrowed $102,931 from and repaid $30,310 to Mr. MacGregor pursuant to a master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible. During the year ended December 31, 2023, the Company borrowed $178,500 from and repaid $178,500 to Mr. MacGregor pursuant to the same master loan agreement.

During the year ended December 31, 2024, the Company borrowed $280,000 from and repaid $0 to the Noah Morgan Private Family Trust Loan Agreement (“NMPFT”) pursuant to a master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC as more fully described in Note 4 above.

During 2024, the Company borrowed $5,000 from a member of the Board of Directors. This note is not convertible.

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

In November 2023, the Company entered into a Consulting Agreement with Philip Quartararo, a director of the Company, pursuant to which Mr. Quartararo acted as an advisor to the Company to promote the quality of the Company’s products and services and to enhance and develop the Company’s relationships with the entertainment industry and technology developers. In return for these services, the Company paid Mr. Quartararo $10,000.00 for services rendered. Mr. Quartararo died on November 22, 2023, terminating the consulting agreement.

AMERICAN PICTURE HOUSE CORPORATION

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Policy on Approval of Audit and Non-Audit Services of Independent Auditors

American Picture House Corporations’ Audit Committee is responsible for overseeing the work of its independent auditors. The Audit Committee’s policy is to approve all audit and non-audit services provided by , Loa Professionals CPA PC. These services may include audit services, audit-related services, tax services and other services, as further described below. Once services have been approved, Olayinka Oyebola & Co. and management then report to the Audit Committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable approval, and regarding the fees for the services performed. Such fees for 2024 and 2023 were approved by the Audit Committee in accordance with these procedures.

Principal Accountant Fees and Services

American Picture House Corporation paid the following fees for professional services rendered by Olayinka Oyebola & Co CPA PC and BF Borgers CPA PC, for the years ended December 31, 2024 and BF Borgers CPA PC for year ended 2023:

	2024	2023
	(U.S. $)
Audit fees	65,640	101,000
Audit-related fees
Tax fees	3,500	7,000
All other fees
Total	$69,140	$108,000

The audit fees for the year ended December 31, 2024 were for professional services rendered for the integrated audit of American Picture House Corporations’ annual consolidated financial statements and its internal control over financial reporting as of December 31, 2024, 2023 review of consolidated quarterly financial statements, statutory audits of American Picture House Corporation and its subsidiaries, issuance of comfort letters, consents and assistance with review of documents filed with the SEC, as well as the audit of carve out financial statements prepared in connection with certain divestment activities. The audit fees for the year ended December 31, 2023 were for professional services rendered for the integrated audit of American Picture House Corporations’ annual consolidated financial statements and its internal control over financial reporting as of December 31, 2023, 2022 and 2021. The 2023 tax fees represent amounts billed for preparation of the 2022 and 2021 federal and state income tax returns.

The Audit Committee believes that the provision of all non-audit services rendered is compatible with maintaining LAO Professionals independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

The following financial statements are filed as part of this Annual Report on Form 10-K:

page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance sheets	F-3
Statements of income	F-4
Statements of comprehensive income (loss)
Statements of changes in equity	F-5
Statements of cash flows	F-6
Notes to consolidated financial statements	F-7
Financial Statement Schedule:
Report of Independent Registered Public Accounting Firm
Schedule II — Valuation and Qualifying Accounts

American Picture House Corporation

(b) Exhibits

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

3.1	Second Amended and Restated Articles of Incorporation
3.2	Bylaws
3.3	Devil’s Half-Acre Articles of Organization
3.4	Ask Christine Articles of Organization
10.1	Consulting Agreement with Bannor Michael MacGregor
10.1.1	Amended Consulting Agreement with Bannor Michael MacGregor
10.2	Economic Injury Disaster Loan (EIDL)
10.3	American Express Business Line of Credit Loan Agreement and Personal Guarantee
10.4	2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan
10.5	Asset Purchase Agreement with Bold Crayon
10.6	Devil’s Half-Acre Agreement
10.6.1	Devil’s Half-Acre Addendum
10.7	Ask Christine Screenplay Options Purchase Agreement
10.8	Master Loan Agreement between APHP and Bannor MacGregor
10.9	PNP APHP Agreement
10.9.1	Addendum to PNP APHP Agreement
10.10	Yale Barron’s Cove Agreement
10.10.1	Barron’s Cove APHP Credit Designee Certification
10.11	Screenplay Option for Coyote Sleeps
10.12	Sanger Agreement
10.13	Master Loan Agreement between APHP and NMPFT
10.14	Turn Up The Sun - Net Proceeds Purchase Term Sheet
10.15	Luessenhop APH Agrrement
14.1	Code of Ethics
14.2	Code of Ethics For Executive Officers
19.1	Insider Trading Policy
21.1	List of Subsidiaries
31.1	Certifications
31.2	Treasurer Certification
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY

None.

AMERICAN PICTURE HOUSE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PICTURE HOUSE CORPORATION

By:	/s/ Bannor Michael MacGregor
Name:	Bannor Michael MacGregor
Title:	President and Chief Executive Officer
Dated:	April 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	Name	Title	Date

By:	/s/ Bannor Michael MacGregor	President and Chief Executive Officer and Director	April 14, 2025
Bannor Michael MacGregor

By:	/s/ Donald Harris	Secretary/Director	April 14, 2025
Donald Harris

By:	/s/ Michael Blanchard	Director	April 14, 2025
Michael Blanchard

By:	/s/ Tim Battles	Director	April 14, 2025
Tim Battles

By:	/s/ Chauncey Tallaferro Jones	Director	April 14, 2025
Chauncy Tallaferro Jones

By:	/s/Daniel Hirsch	Treasurer	April 14, 2025
Daniel Hirsch

