Form 10-Q
period 2025-03-31
American Picture House Corp
filed 2025-05-13
CIK 1771995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the Registrant had 112,399,325 shares of common stock issued and outstanding.

AMERICAN PICTURE HOUSE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

I

General and Where You Can Find Other Information

Unless otherwise indicated, all references to the “Company,” “we,” “our,” and “APHP” refer to American Picture House Corporation a Wyoming corporation. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of

1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2025

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$4,619	$-
Accounts receivable	-	29,674
Prepaid expenses	15,744	29,629
Receivable - related party	-	4,086
Total Current Assets	20,363	63,389

Produced and licensed content costs	450,834	638,127
Loans receivable, film financing arrangements	396,200	396,200
Intangible assets, net of accumulated amortization of $25,083 and $19,250 as of March 31, 2025 and December 31, 2024, respectively.	44,917	75,614

TOTAL ASSETS	912,314	1,173,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash overdraft	-	21
Accounts payable and accrued expenses	597,611	510,043
Deferred revenue, current portion	50,000	50,000
Interest payable - related party	16,603	12,420
Interest payable - EIDL loan	12,411	13,142
Note payable - related party	516,398	357,621
Commercial Line of Credit	97,905	96,855

Total Current Liabilities	1,290,928	1,040,102

Economic injury disaster loan, non-current	149,900	149,900

Total Liabilities	1,440,828	1,190,002

Stockholders’ Equity (Deficit):
Common Stock $0.0001 par value. 1,000,000,000 authorized. 112,399,325 and 111,399,325 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	11,240	11,240
Preferred Stock $0.0001 par value. 1,000,000 authorized. 3,819 and 3,829 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	-	-
Additional paid in capital	7,241,037	7,264,042
Accumulated deficit	(7,780,791)	(7,291,954)
Total Stockholders’ Equity (Deficit)	(528,514)	(16,672)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$912,314	$1,173,330

*	Derived from audited information

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2025	2024

Revenues	$-	$23,003

Cost of revenues	-	-
	-	23,003

Operating Expenses:
General and administrative	475,457	1,501,932
Sales and marketing	461	13,975
Total Operating Expenses	475,918	1,515,907
Net Operating Loss	(475,918)	(1,492,904)

Other Income (Expenses):
Interest income	-	102
Interest expense	(12,919)	(3,185)
Net Other Income (Expenses)	(12,919)	(3,083)
Loss before income taxes	(488,837)	(1,495,987)
Income taxes	-	-
Net loss	$(488,837)	$(1,495,987)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average shares used in per share computation - Basic and Diluted	112,399,325	109,865,001

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2023	109,790,991	$10,979	3,829	$-	$5,307,810	$(5,021,696)	$297,093

Issuance of Common Stock	75,000	8	-	-	14,992	-	15,000

Stock option compensation	-	-	-	-	1,258,160	-	1,258,160

Net Loss	-	-	-	-	-	(1,495,987)	(1,495,987)

Balance, March 31, 2024	109,865,991	$10,987	3,829	$-	$6,580,962	$(6,517,683)	$74,266

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2024	112,399,325	$11,240	3,829	$-	$7,264,042	$(7,291,954)	$(16,672)

Preferred stock redeemed in exchange for assets			(10)	-	(256,000)	-	(256,000)

Stock option compensation	-	-	-	-	232,995	-	232,995

Net Loss	-	-	-	-	-	(488,837)	(488,837)

Balance, March 31, 2025	112,399,325	$11,240	3,819	$-	$7,241,037	$(7,780,791)	$(528,514)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(488,837)	$(1,495,987)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Expiration of produced and licensed costs	-	15,000
Stock option expense	232,995	1,258,160
Preferred stock redeemed in exchange for assets	(42,642)
Amortization expense	5,833	750
Change in operating assets and liabilities:
Accounts receivable	29,674	(19,827)
Prepaid expenses	13,885	15,818
Receivables - related party	4,086	728
Loans receivable, film financing arrangements	-	(220,000)
Produced and licensed costs	(1,200)	(4,770)
Cash overdraft	(21)	-
Accounts payable and accrued expenses	87,568	(41,667)
Payable to related party	-	-
Interest payable - related parties	4,183	1,641
Interest payable - EIDL loan	(731)	(691)
Deferred revenue	-	50,000
Net Cash Flows from Operating Activities	(155,207)	(440,845)

Cash Flows from Investing Activities:
Intangible assets	-	(3,000)
Net Cash Flows from Investing Activities	-	(3,000)

Cash Flows from Financing Activities:
Proceeds from debt borrowings - related parties	173,856	250,000
Repayment of debt borrowings - related parties	(15,080)	-
Proceeds from commercial line of credit	1,050	-
Proceeds from sale of Common Stock	-	15,000
Net Cash Flows from Financing Activities	159,826	265,000

Net Increase in Cash and Cash Equivalents	4,619	(178,845)
Cash and Cash Equivalents, Beginning of Period	-	203,971
Cash and Cash Equivalents, End of Period	$4,619	$25,126

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization And Description Of Business

American Picture House Corporation. (“the Company,” “we,” “APHP”, and “us”) was incorporated in the State of Nevada on September 21, 2005, originally under the corporate name of Servinational, Inc. The Company subsequently changed its name to Shikisai International, Inc. in November 2005 and then to Life Design Station, Intl., Inc. in August 2007. The Company changed its state of domicile from Nevada to Wyoming on October 13, 2020. On December 4, 2020, the Company changed its name to American Picture House Corporation.

The Company’s year-end is December 31.

NOTE 2 – Summary Of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2025. These unaudited consolidated financial statements and related notes should be read in conjunction with our financial statements for the year ended December 31, 2024.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of American Picture House Corporation and its wholly owned subsidiaries, Devil’s Half-Acre, LLC and Ask Christine Productions, LLC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired. The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The Company has not experienced any losses to date resulting from this policy,

Accounts receivable

Accounts receivable primarily consist of trade receivables due from fees derived from licensing of IP to content providers worldwide.. As of December 31, 2024, 100% of accounts receivable were due from the BUFFALOED CAMA (see Assigned Rights to feature film, BUFFALOED below).

	March 31, 2025	December 31, 2024

Accounts receivable, CAMA	$-	$29,674
	$-	$29,674

Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is past due, the customer’s current ability to pay and available information about the credit risk on such customers. Management determined that no allowance for doubtful accounts is necessary at March 31, 2025 or December 31, 2024.

Prepaid expenses

At March 31, 2025, prepaid expenses consisted of prepaid insurance, prepaid licenses, and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $15,744 and $29,629 in prepaid expenses as of March 31, 2025 and December 31, 2024, respectively.

Produced and Licensed Content Costs

Capitalized production costs, whether produced or acquired/ licensed rights, include development costs, direct costs and production overhead. These amounts and licensed content are included in “Produced and Licensed Content Costs” on the balance sheet as follows:

	March 31, 2025	December 31, 2024
Films in development and pre-production stage	$450,834	$638,127
	$450,834	$638,127

On March 11, 2025, an agreement was executed between the Company’s past president, Alfred John Luessenhop, Jr. (“Luessenhop”) and APHP, along with its affiliated entities Devil’s Half-Acre, LLC and Ask Christine Productions, LLC. Under the terms of the agreement, Luessenhop agreed to transfer one million shares of APHP common stock, valued at $256,000, to APHP. In exchange, Luessenhop received all rights, title, and interest in the motion picture project DEVIL’S HALF-ACRE, including the screenplay, filmed footage, copyright, and related materials, as well as the screenplay and associated option agreement for ASK CHRISTINE. Additionally, Luessenhop was also assigned APHP’s rights under a Software License Agreement dated November 16, 2023, and a Microsoft Azure Cloud Services Agreement. The agreement also included a mutual release of all claims related to the referenced screenplays and agreements

On April 29, 2025, The Noah Morgan Private Family Trust retired ten preferred shares of the Company in lieu of Mr. Luessenhop retiring one million shares of APHP as Mr. Luessenhop was required to do by the APHP Luessenhop Agreement dated March 11, 2025.

Impairment Assessment for Investment in Films and Licensed Program Right

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

In November 2022, the Company obtained certain limited rights to the feature film BUFFALOED from Bold Crayon, Inc. (“BC”), including a secured position of a one million three hundred eighty-thousand-dollar ($1,380,000.00 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”) and a 35% share of the profits generated thereafter (“the BC Assets”). During the quarters ended March 31, 2025 and 2024, the Company reported revenues of $0 and $23,003, respectively, from the CAMA.

As partial consideration for the BC Assets being acquired by APHP hereunder, APHP agreed to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED and to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty- five (125) Preferred Shares. As of March 31, 2025, BC was due to receive 20 Preferred Shares of APHP. These Preferred Shares were issued to BC at the end of April 2025.

Intangible assets

The Company’s intangible assets include in-service and under-development websites and licensed internal use software. During the year ended December 31, 2023 the Company developed an external website that was placed in service during the third quarter of 2023. Additionally, during the fourth quarter of 2023 the Company began developing additional aspects of its website that went live in April 2024. During the fourth quarter of 2023, the Company licensed rights to new internal use software but subsequently placed that project on hold and has not established a timeline for placing the software in service.

The capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a three-year period. Amortization expense totaled $5,833 and $750 for the quarters ended March 31, 2025 and 2024, respectively.

Deferred Revenue

Deferred revenue represents the amount billed to clients that has not yet been earned, pursuant to agreements entered into in current and prior periods. As of March 31, 2025 and December 31, 2024, total net deferred revenue was $50,000 and $50,000, respectively. The $50,000 in deferred revenue relates to the grant of a producer credit to a proposed film.

Revenues and Costs from Services and Products – Historically, Company’s revenue comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. The consulting services typically relate to development of business strategy and monetization of intellectual property rights. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the party are identified, the contract has economic substance, and collectability of the contract is considered probable. Historically, the term of these consulting agreements has been approximately three to six months in duration. The Company’s revenue is measured based on considerations specified in the contract with each customer. Accounting Standards Codification (“ASC”) 606 allows for adoption of an “as invoiced” practical expedient that allows companies to recognize revenue in the amount to which the entity has a right to invoice when they have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The Company has elected to adopt this practical expedient with regards to its consulting services revenue. Revenues for the three months ended March 31, 2025 and 2024 totaled $0 and $0, respectively.

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

Revenue derived from the BUFFALOED CAMA totaled $0 and $23,003 for the quarters ended March 31, 2025 and 2024, respectively.

Fair Value Measurements – The Company measures and discloses fair value in accordance with the ASC Topic 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the input used in measuring fair value as follows:

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

The fair value of cash and cash equivalents is based on its demand value, which is equal to its carrying value. Additionally, the carrying value of all other short- term monetary assets and liabilities are estimated to be equal to their fair value due to the short-term nature of these instruments.

Valuation of Long-Lived Assets – The Company evaluates whether events or circumstances have occurred which indicate that the carrying amounts of long- lived assets (principally produced and licensed content costs) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows and appraised values to measure whether the asset is recoverable. The Company measures the impairment based on the projected discounted cash flows of the asset over its remaining life.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	March 31, 2025	December 31, 2024
Convertible Preferred Stock	381,900,000	382,900,000
Stock options	10,153,438	4,583,471
	392,053,438	387,483,471

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

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2025, the Company had a working capital deficit of approximately ($1,271,000) and an accumulated deficit of approximately $7,781,000. Further, as of March 31, 2025, the Company had $4,619 cash. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

The Company has a limited operating history, which makes it difficult to evaluate current business and future prospects. During the first three months of 2025, the Company reported $0 revenues. During 2024 and 2023, the Company reported approximately $53,000 and $164,000 of total revenues, respectively. Management expects the Company to incur further losses in the foreseeable future due to costs associated with content acquisition and production, the cost of on-going litigation, and costs associated with being a public company. There can be no assurance that our operations will ever generate sufficient revenues to fund continuing operations, or that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. To mitigate this situation, the Company has loan agreements with the Company’s CEO and the Noah Morgan Private Family Trust, a trust controlled by the Company’s CEO, to fund its month-to-month cash flow needs. During the first three months of 2025, the Company borrowed $173,856 from and repaid $10,080 to Mr. MacGregor pursuant to a master loan agreement. The master note agreements accrue interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. These notes are not convertible.

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

Senior Loan Agreement with PNP Movie, LLC

In February 2024, the Company agreed to loan PNP Movie, LLC $97,475 to be used solely in connection with a named feature length motion picture. In April 2024, the loan agreement was amended whereby the Company agreed to lend an additional $42,525 and to use best efforts to increase the aggregate financing to $597,475. As of March 31, 2025 and December 31, 2024, a total of $196,200 had been advanced to PNP Movie, LLC. These loans, plus a premium of twenty percent (20%), is due and payable on that date which is the earlier of either (a) twelve (12) months from the date of the loan, or (b) from allocable proceeds received by PNP Movie, LLC related to the movie, whichever occurs first.

Additionally, the agreement states that Mr. MacGregor shall be entitled to a producer fee based on work to be performed and that Mr. MacGregor will receive a “Producer” credit and his son a “Co-Producer” credit on the film.

NOTE 5. Intangible Assets

The identifiable intangible assets consist of the following assets:

	March 31, 2025	December 31, 2024
Website placed in service	$70,000	$70,000
Software - predeployment	-	24,864
	70,000	94,864
Accumulated amortization	(25,083)	(19,250)
	$44,917	$75,614

On March 11, 2025, an agreement was executed between the Company’s past president, Alfred John Luessenhop, Jr. (“Luessenhop”) and APHP, along with its affiliated entities Devil’s Half-Acre, LLC and Ask Christine Productions, LLC. Under the terms of the agreement, Luessenhop agreed to transfer one million shares of APHP common stock, valued at $256,000, to APHP. In exchange, Luessenhop received all rights, title, and interest in the motion picture project DEVIL’S HALF-ACRE, including the screenplay, filmed footage, copyright, and related materials, as well as the screenplay and associated option agreement for ASK CHRISTINE. Additionally, Luessenhop was also assigned APHP’s rights under a Software License Agreement dated November 16, 2023, and a Microsoft Azure Cloud Services Agreement resulting in the disposition of software totaling $24,864. The agreement also included a mutual release of all claims related to the referenced screenplays and agreements.

There were no impairment charges associated with the Company’s identifiable intangible assets during the three months ended March 31, 2025 and 2024.

Amortization expense totaled $5,833 and $750 for the three months ended March 31, 2025 and 2024, respectively.

Note 6 – Notes Payable

Note Payable – Mr. MacGregor

During the quarter ended March 31, 2025, the Company borrowed $173,856, from Mr. MacGregor pursuant to a master loan agreement dated March 1, 2023. During the quarter ended March 31, 2025, the Company repaid $10,080 under this note.

The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

Note Payable – Board Member

During the quarter ended September 30, 2024, the Company borrowed $5,000 from a member of the Board of Directors. This note was repaid in full during the quarter ended March 31, 2025.

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

Commercial Line of Credit

During April 2024, the Company entered into a line of credit agreement with American Express. During the three months ended March 31, 2025, the Company borrowed a total of $1,050 under the line and repaid principal of $0 resulting in a March 31, 2025 balance due on the line of $97,905. The borrowings on the line of credit bear interest at rates ranging from 16.09% to 34.3%. At present, the Company cannot draw upon the line of credit until the Company pays it down to $0. MacGregor has personally guaranteed these loans.

Note 7 – Equity

Common Stock

The Company has 1,000,000,000 common shares authorized. As of May 13, 2025, the Company has 112,399,325 shares issued and outstanding. As of May 13, 2025, the total number of shareholders of record was 332.

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

Preferred Stock

The Preferred Stock consists of 1,000,000 preferred shares authorized, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). At present, 3,819 Series A preferred shares are issued and outstanding. The Series A preferred shares have the following rights: (i.) a first position lien against all of the Company’s assets including but not limited to the Company’s IP (“Intellectual Property”), (ii.) is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred stock may be exchanged for 100,000 Common Stock shares, (iii.) and that each share of Series A preferred stock shall carry superior voting rights to the Company’s Common Stock and that each share of Series A preferred stock shall be counted as 1,000,000 votes in any Company vote and (iv.) and any other benefits as deemed necessary and appropriate at the time of such issuance. The Preferred shares do not have any specific redemption rights or sinking fund provisions.

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

Common Stock Activity

During the three and nine months ended March 31, 2024, the Company sold 75,000 shares of Common Stock at $0.20 per share resulting in total proceeds of $15,000.

No shares of Common Stock were sold during the quarter ended March 31, 2025.

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

During the quarters ended March 31, 2025 and 2024, the Company recorded $232,995 and $1,258,160 of stock option expense.

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

During the three months ended March 31, 2025 and 2024, the Company incurred approximately $45,000 and $45,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. As of March 31, 2025 and December 31, 2024, $96,000 and $94,000, respectively, were unpaid.

The Company has consulting services relationships with members of the Board whereby they were compensated a total of $15,000 and $15,000 during the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025 and December 31, 2024, $15,000 and $0, respectively, were accrued and unpaid.

In  August 2022, the Company funded Devil’s Half-Acre Productions, LLC owned by Alfred John Luessenhop to produce the feature film Devil’s Half-Acre written and directed by Dashiell Luessenhop, a son of Alfred John Luessenhop, a former Board member. In July 2023 APHP obtained 100% ownership of Devil’s Half-Acre Productions, LLC and executed a new option agreement with the writer. In September 2023, APHP paid a $5,000 option fee to the writer. This option entitles APHP to produce the film by July 2024, with the ability to extend the option for an additional two (2) years. As of December 31, 2024, the Company has capitalized $152,264 of production costs associated with this film. On March 11, 2025, an agreement was executed between the Company’s past president, Alfred John Luessenhop, Jr. (“Luessenhop”) and APHP, along with its affiliated entities Devil’s Half-Acre, LLC and Ask Christine Productions, LLC. Under the terms of the agreement, Luessenhop agreed to transfer one million shares of APHP common stock, valued at $256,000, to APHP. In exchange, Luessenhop received all rights, title, and interest in the motion picture project DEVIL’S HALF-ACRE, including the screenplay, filmed footage, copyright, and related materials, as well as the screenplay and associated option agreement for ASK CHRISTINE. Additionally, Luessenhop was also assigned APHP’s rights under a Software License Agreement dated November 16, 2023, and a Microsoft Azure Cloud Services Agreement. The agreement also included a mutual release of all claims related to the referenced screenplays and agreements.

During  2022, the Company entered into definitive agreements to secure Bold Crayon Corporation (“Bold Crayon” or “BC”) as a development partner and purchased certain assets from Bold Crayon, including a portion of the rights to a feature film, and copyrights on six film titles. The Parties agree that APHP will designate BC as a “Content Partner”, wherein BC will develop content and present APHP with a first opportunity to co-finance and/or coproduce content developed by BC subject to a mutually agreed upon Content Partner Agreement and BC will accept such designation. The Company anticipates any rights and obligations between APHP and BC to be effective upon the greenlighting of a specific film or show by Mr. MacGregor, CEO and a director of the Company. Mr. MacGregor is also the CEO and a director of Bold Crayon and effectively controls Bold Crayon as a managing manager of the trustee of the trust that owns the majority ownership interest in Bold Crayon. Mr. Michael Blanchard was a past Director and Secretary/Treasurer of Bold Crayon and is a director of APHP. The transaction between the parties has been consummated and all IP and copyrights have been transferred. During the quarters ended March 31, 2025 and 2024, the Company reported revenues of $0 and $23,003, respectively, from the CAMA. Inception to date, the Company has received $304,875 under the CAMA. As partial consideration for the BC Assets being acquired by APHP hereunder, APHP agreed to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED and to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares. As of March 31, 2025, Bold Crayon was due to receive 20 Preferred Shares of APHP . These Preferred Shares were issued to BC at the end of April 2025.

On November 11, 2024, the Company entered into an agreement with SSS Entertainment LLC wherein the Company exchanged one million common shares of APHP and the promise to pay $725,000 on or before January 6, 2025, for a 24% beneficial ownership interest in the feature film currently titled, TURN UP THE SUN also referred to as POSE, starring James McVoy, Aisling Franciosi, and Lucas Bravo. TURN UP THE SUN aka POSE is a psychological thriller, where two couples arrive at a countryside mansion they booked unknowingly together and discover strange occurrences during their stay. As part of the agreement APHP will receive an “in Association” credit for the Company and a “producer” credit for Mr. MacGregor, the Company’s CEO. The agreement also has a default provision, wherein the event of a default, specifically non-payment of the aforementioned $725,000, the Company will forfeit right to its beneficial ownership, but not the two credits and further that SSS Entertainment will receive another 500,000 common shares in APHP. Although APHP has yet to pay for the film, SSS Entertainment has extended APHP’s rights as of the date of this report. APHP has yet to deliver the 500,000 additional shares; however, APHP’s board has agreed to issue them in the quarter ending June 30, 2025.

Note Payable – Mr. MacGregor

During the quarter ended March 31, 2025, the Company borrowed $173,856, from Mr. MacGregor pursuant to a master loan agreement dated March 1, 2023. During the quarter ended March 31, 2025, the Company repaid $10,080 under this note.

The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

Note Payable – Board Member

During the quarter ended September 30, 2024, the Company borrowed $5,000 from a member of the Board of Directors. This note was repaid in full during the quarter ended March 31, 2025.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2025, to the date these consolidated financial statements were issued. Except as noted below, management has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

On April 29, 2025, The Noah Morgan Private Family Trust retired ten preferred shares of the Company in lieu of Mr. Luessenhop retiring one million shares of APHP as Mr. Luessenhop was required to do by the APHP Luessenhop Agreement dated March 11, 2025.

During the period from April 1, 2025 to the date of this report, Mr MacGregor, the CEO of and a director of the Company, loaned APHP and additional $75,000 in accordance with the master note.

The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

Discontinuance of Pending Legal Proceeding

On May 9, 2025, the parties filed a stipulation of discontinuance with prejudice in the matter of Randall S. Sprung v. Bannor Michael MacGregor, Jeffery Katz, and Life Design Station International, Inc. (Supreme Court of New York, County of Kings, Index No. 504677/2019), resulting in the permanent dismissal of the action and the bar against any future claims.

Sales of Common Stock

During the period January 1, 2025 to present, the Company sold 0 shares of Common Stock.

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

Following the reverse stock split, on September 13, 2021, the Company also adopted an amendment, which was independent of the above-mentioned reverse stock split, to the Company’s Articles of Incorporation to reduce the number of authorized shares from 4,700,000,000 shares of Common Stock at $0.0001 par value to 1,000,000,000 shares of Common Stock at $0.0001 par value.

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

As of May 13, 2025, the Company has 1,001,000,000 shares authorized, including 1,000,000,000 common shares and 1,000,000 preferred shares.

Common Shares - As of May 13, 2025, APHP has 1,000,000,000 common shares authorized of which 112,399,325 shares issued and outstanding. As of May 13, 2025, the total number of shareholders of record was 332. All common shares are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of preferred shares.

Preferred Shares - As of May 13, 2025, the Company had 1,000,000 preferred shares authorized, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). At present, 3,839 Series A preferred shares are issued and outstanding. The Series A preferred shares do not have any rights to dividends; voting - each share of Series A preferred shares carries a superior voting right to the Company’s common shares, each Series A preferred share shall be counted as 1,000,000 votes in any Company vote. Each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares. Series A preferred shares hold a first position lien against all of the Company’s assets including but not limited to the Company’s IP (“Intellectual Property”). The Preferred shares do not have any specific redemption rights or sinking fund provisions.

Voting Control – As of May 13, 2025, Our Chief Executive Officer and Chairman of the board of Directors, Bannor Michael MacGregor, is the beneficial owner of 23,654,603 shares of common stock, which controls 21.05% of the outstanding common voting shares. Mr. MacGregor is the owner of 3,819 (99.5%) of the Company’s 3,839 shares of issued and outstanding Series A preferred stock. Mr. MacGregor is also the controlling person as the principal of BC, holder of the remaining 20 (0.5%) preferred shares The Company’s Series A preferred shares have voting rights equal to 1,000,000 votes per each one share. As such, Mr. MacGregor has voting rights equal to 3,862,654,603 shares of common stock, representing 97.75% of voting rights,

Business Overview

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

Understanding APHP’s Strategy Through the Filmmaking Lifecycle

To better explain APHP’s business model, the filmmaking process can be broken down into five key stages, each with distinct responsibilities and goals:

●	Development – Acquiring rights (e.g., books, plays), developing story ideas, and writing the screenplay. This stage includes securing financing.

●	Pre-Production – Finalizing the script, hiring cast and crew, scouting and securing locations, and designing sets.

●	Production – The actual filming process where raw footage is captured.

●	Post-Production – Editing the footage, adding visual effects, sound design, and finalizing the film.

●	Distribution – Marketing and distributing the finished project to theaters, streaming platforms, and other outlets.

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

Organizational Structure

At present, the Company has no employees. We do, however, utilize the services of consultants. The Company is managed by its officers. Bannor Michael MacGregor is the CEO, Jonathan Sanger is the President, Michael Blanchard is the Secretary, and Daniel Hirsch is the Treasurer, all report to a Board of Directors. At present, only Bannor Michael MacGregor is under a Consulting Agreement.

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

Cybersecurity Update

APHP’s risk management program remains unchanged; see “Item 8. Cybersecurity” in our Annual Report on Form 10-K for a full discussion of our risk management and governance framework.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise.

Off-Balance Sheet Arrangements

None.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31. 2025

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change $

Revenues	$-	$23,003	$(23,003)

Cost of revenues	-	-	-
	-	23,003	(23,003)

Operating Expenses:
General and administrative	475,457	1,501,932	(1,026,475)
Sales and marketing	461	13,975	(13,514)
Total Operating Expenses	475,918	1,515,907	(1,039,989)
Net operating income (loss)	(475,918)	(1,492,904)	1,016,986

Other Income (Expenses):
Interest income	-	102	(102)
Interest expense	(12,919)	(3,185)	(9,734)
Net Other Income (Expenses)	(12,919)	(3,083)	(9,836)
Income (loss) before income taxes	(488,837)	(1,495,987)	1,007,150
Income taxes	-	-	-
Net income (loss)	$(488,837)	$(1,495,987)	$1,007,150

Revenues and Cost of Revenues

The Company had revenues totaling $0 and $23,003 during the quarters ended March 31, 2025 and 2024, respectively. All of the 2024 revenues were from the BUFFALOED CAMA

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were approximately $475,000 compared to approximately $1,502,000 for the three months ended March 31, 2024, a decrease of approximately $1,026,000. The 2024 period included $1,258,160 of stock option expense compared to $232,995 in the 2025 period, a change of approximately$1,025,000.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2025 were approximately $0 compared to approximately $14,000 for the three months ended March 31, 2024, a decrease of approximately $14,000.

Other Income (Expense)

Interest Income. Interest income for the three months ended March 31, 2025 and 2024 was minimal and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the three months ended March 31, 2025 and 2024 was $12,919 and $3,185, respectively, and was primarily related to our Economic Injury Disaster Loan (“EIDL”), commercial line of credit and related party working capital loans.

Liquidity and Capital Resources

We had an accumulated deficit of approximately $7.8 million, incurred a net loss of approximately $489,000, and had cash outflows from operations of approximately $155,000 as of and for the three months ended March 31, 2025. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we develop and produce feature films. To date, we have funded our operations with proceeds from sales of Common Stock and borrowings from related parties under promissory notes. As of March 31, 2025, our cash and cash equivalents were negligible and we were not able to meet our current obligations as they became due and payable.

Operating Activities

During the three months ended March 31, 2025, operating activities consumed approximately $155,000 of cash. Accounts payable and accrued expenses increased by approximately $88,000 during the quarter due to a lack of liquidity to meet current obligations as they became due and payable.

During the three months ended March 31, 2024, operating activities used approximately $441,000 of cash, including providing a $220,000 of financing to a film production company and payments resulting in a $42,000 reduction in accounts payable and accrued expenses.

Investing Activities

During the three months ended March 31, 2025 and 2024, investing activities included approximately $0 and $3,000 of costs related to development of the Company’s website.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $160,000 which included approximately $174,000 of related party borrowings net of approximately $15,000 of debt repayments.

During the three months ended March 31, 2025, net cash provided by financing activities was approximately $265,000 which included approximately $250,000 of related party borrowings and approximately $15,000 of proceeds from the sale of Common Stock.

Other Material Developments and Trends

Ongoing Concerns

We continue to face significant liquidity challenges and have concluded that substantial doubt exists about our ability to continue as a going concern through the next 12 months. We plan to address this by seeking additional funding sources like a short-term bridge loan, a medium-term credit-line, and a significant longer-term financial raise and the Company has reduced operating costs, but there is no assurance we will succeed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first three months of 2025. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions to remediate such material weaknesses, and subject to fundraising, which includes hiring additional employees. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2025; however, the implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our disclosure controls and procedures.

(b) Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general claims. Aside from the following, we are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defence and settlement costs, diversion of management resources and other factors.

Pending Legal Proceeding(s):

Randall S. Sprung v. Bannor Michael MacGregor, Jeffery Katz, and Life Design Station International, Inc. – Supreme Court of New York, County of Kings, Index No.: 504677/2019. This action was settled and a stipulation of discontinuance with prejudice of all claims and counterclaims brought in the action was filed on May 9, 2025.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information required to be reported in Item 5 for this quarter.

ITEM 6. EXHIBITS INDEX

3.1	Second Amended and Restated Articles of Incorporation
3.2	Bylaws
3.3	Devil’s Half-Acre Articles of Organization
3.4	Ask Christine Articles of Organization
10.1	Consulting Agreement with Bannor Michael MacGregor
10.1.1	Amended Consulting Agreement with Bannor Michael MacGregor
10.2	Economic Injury Disaster Loan (EIDL)
10.3	American Express Business Line of Credit Loan Agreement and Personal Guarantee
10.4	2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan
10.5	Asset Purchase Agreement with Bold Crayon
10.6	Devil’s Half-Acre Agreement
10.6.1	Devil’s Half-Acre Addendum
10.7	Ask Christine Screenplay Options Purchase Agreement
10.8	Master Loan Agreement between APHP and Bannor MacGregor
10.9	PNP APHP Agreement
10.9.1	Addendum to PNP APHP Agreement
10.10	Yale Barron’s Cove Agreement
10.10.1	Barron’s Cove APHP Credit Designee Certification
10.11	Screenplay Option for Coyote Sleeps
10.12	Sanger Agreement
10.13	Master Loan Agreement between APHP and NMPFT
10.14	Turn Up The Sun - Net Proceeds Purchase Term Sheet
10.15	Luessenhop APH Agreement
10.15.1	Addendum to the Luessenhop APH Agreement
14.1	Code of Ethics
14.2	Code of Ethics For Executive Officers
19.1	Insider Trading Policy
21.1	List of Subsidiaries
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH	Inline XBRL Taxonomy Extension Schema
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101. DEF	Inline XBRL Taxonomy Extension Definition Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

AMERICAN PICTURE HOUSE CORPORATION SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PICTURE HOUSE CORPORATION

By:	/s/ Bannor Michael MacGregor
Name:	Bannor Michael MacGregor
Title:	Chief Executive Officer
Dated:	May 13, 2025

By:	/s/ Daniel Hirsch
	Daniel Hirsch, Treasurer	May 13, 2025

