Form 10-Q
period 2025-06-30
American Picture House Corp
filed 2025-08-14
CIK 1771995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, the Registrant had 112,399,325 shares of common stock issued and outstanding.

AMERICAN PICTURE HOUSE CORPORATION

FORM 10-Q

AS OF JUNE 30, 2025

I

General and Where You Can Find Other Information

Unless otherwise indicated, all references to the “Company,” “we,” “our,” and “APHP” refer to American Picture House Corporation a Wyoming corporation. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of

1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2025

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$1,104	$-
Accounts receivable	-	29,674
Prepaid expenses	44,396	29,629
Receivable - related party	-	4,086
Total Current Assets	45,500	63,389

Produced and licensed content costs	300,000	638,127
Loans receivable, film financing arrangements	200,000	396,200
Intangible assets, net of accumulated amortization of $30,917 and $19,250 as of June 30, 2025 and December 31, 2024, respectively.	39,083	75,614

TOTAL ASSETS	584,583	1,173,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash overdraft	-	21
Accounts payable and accrued expenses	758,496	510,043
Deferred revenue, current portion	50,000	50,000
Interest payable - related party	22,943	12,420
Interest payable - EIDL loan	8,998	13,142
Note payable - related party	602,448	357,621
Commercial Line of Credit	97,905	96,855

Total Current Liabilities	1,540,790	1,040,102

Economic injury disaster loan, non-current	149,900	149,900

Total Liabilities	1,690,690	1,190,002

Stockholders’ Equity (Deficit):
Common Stock $0.0001 par value. 1,000,000,000 authorized. 112,899,325 and 111,399,325 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	11,290	11,240
Preferred Stock $0.0001 par value. 1,000,000 authorized. 3,839 and 3,829 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	-	-
Additional paid in capital	7,424,022	7,264,042
Accumulated deficit	(8,541,419)	(7,291,954)
Total Stockholders’ Equity (Deficit)	(1,106,107)	(16,672)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$584,583	$1,173,330

*	Derived from audited information

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$23,003

Cost of revenues	-	-	-	-
	-	-	-	23,003

Operating Expenses:
General and administrative	750,406	380,082	1,225,863	1,882,014
Research and development	-	703	-	703
Sales and marketing	1,369	11,350	1,830	25,325
Total Operating Expenses	751,775	392,135	1,227,693	1,908,042
Net Operating Loss	(751,775)	(392,135)	(1,227,693)	(1,885,039)

Other Income (Expenses):
Interest income	44	384	44	486
Interest expense	(8,897)	(12,820)	(21,816)	(16,005)
Net Other Income (Expenses)	(8,853)	(12,436)	(21,772)	(15,519)
Loss before income taxes	(760,628)	(404,571)	(1,249,465)	(1,900,558)
Income taxes	-	-	-	-
Net loss	$(760,628)	$(404,571)	$(1,249,465)	$(1,900,558)

Net loss per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares used in per share computation - Basic and Diluted	112,421,303	111,272,856	112,410,314	110,568,929

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2025 and 2024

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	109,790,991	$10,979	3,829	$-	$5,307,810	$(5,021,696)	$297,093

Issuance of Common Stock	75,000	8	-	-	14,992	-	15,000

Stock option compensation	-	-	-	-	1,258,160	-	1,258,160

Net Loss	-	-	-	-	-	(1,495,987)	(1,495,987)

Balance, March 31, 2024	109,865,991	$10,987	3,829	$-	$6,580,962	$(6,517,683)	$74,266

Common Stock issued for services	917,334	91	-	-	229,242	-	229,333

Issuance of Common Stock	616,000	62	-	-	153,938	-	154,000

Net Loss	-	-	-	-	-	(404,571)	(404,571)

Balance, June 30, 2024	111,399,325	$11,140	3,829	$-	$6,964,142	$(6,922,254)	$53,028

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	112,399,325	$11,240	3,829	$-	$7,264,042	$(7,291,954)	$(16,672)

Preferred stock redeemed in exchange for assets			(10)	-	(256,000)	-	(256,000)

Stock option compensation	-	-	-	-	232,995	-	232,995

Net Loss	-	-	-	-	-	(488,837)	(488,837)

Balance, March 31, 2025	112,399,325	$11,240	3,819	$-	$7,241,037	$(7,780,791)	$(528,514)

Common Stock issued for services	500,000	50	20	-	109,950	-	110,000

Stock option compensation	-	-	-	-	73,035	-	73,035

Net Loss	-	-	-	-	-	(760,628)	(760,628)

Balance, June 30, 2025	112,899,325	$11,290	3,839	$-	$7,424,022	$(8,541,419)	$(1,106,107)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,249,465)	$(1,900,558)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Expiration of produced and licensed costs	150,834	15,000
Impairment of loan receivable, film financing arrangements	196,200
Stock option expense	306,030	1,258,159
Commons stock issued for services	110,000	86,000
Preferred stock redeemed in exchange for assets	(42,642)
Amortization expense	11,667	6,583
Change in operating assets and liabilities:
Accounts receivable	29,674	(6,765)
Prepaid expenses	(14,767)	19,584
Receivables - related party	4,086	1,349
Loans receivable, film financing arrangements	-	(396,200)
Produced and licensed costs	(1,200)	(7,590)
Cash overdraft	(21)	-
Accounts payable and accrued expenses	248,453	119,106
Payable to related party	-	-
Interest payable	-	1,798
Interest payable - related parties	10,523	4,846
Interest payable - EIDL loan	(4,144)	(781)
Deferred revenue	-	50,000
Net Cash Flows from Operating Activities	(244,772)	(749,469)

Cash Flows from Investing Activities:
Intangible assets	-	(22,000)
Net Cash Flows from Investing Activities	-	(22,000)

Cash Flows from Financing Activities:
Proceeds from debt borrowings - related parties	259,906	318,408
Repayment of debt borrowings - related parties	(15,080)	(25,300)
Proceeds from commercial line of credit	1,050	142,500
Repayments on commercial line of credit	-	(29,052)
Proceeds from sale of Common Stock	-	169,000
Net Cash Flows from Financing Activities	245,876	575,556

Net Increase in Cash and Cash Equivalents	1,104	(195,913)
Cash and Cash Equivalents, Beginning of Period	-	203,971
Cash and Cash Equivalents, End of Period	$1,104	$8,058

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of American Picture House Corporation and its wholly owned subsidiaries, Devil’s Half-Acre, LLC and Ask Christine Productions, LLC. Devil’s Half-Acre, LLC and Ask Christine Productions, LLC were both dissolved on May 12, 2025.

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

Accounts receivable primarily consist of trade receivables due from fees derived from licensing of IP to content providers worldwide. As of December 31, 2024, 100% of accounts receivable were due from the BUFFALOED CAMA (see Assigned Rights to feature film, BUFFALOED below).

	June 30, 2025	December 31, 2024

Accounts receivable, CAMA	$-	$29,674
	$-	$29,674

Allowance for doubtful accounts

The  allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is past due, the customer’s current ability to pay and available information about the credit risk on such customers. Management determined that no allowance for doubtful accounts is necessary at June 30, 2025 or December 31, 2024.

Prepaid expenses

At June 30, 2025, prepaid expenses consisted of prepaid insurance, prepaid licenses, and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $44,396 and $29,629 in prepaid expenses as of June 30, 2025 and December 31, 2024, respectively.

Produced and Licensed Content Costs

The Company capitalizes certain costs related to film project rights, options and other development-stage investments, as well as loans and receivables related to film productions. Long-lived assets, including film rights and options, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC 360-10-35. Receivables and loans are assessed for collectability based on the credit quality of counterparties, project progress, and other qualitative and quantitative factors. When it is determined that an asset’s carrying value exceeds its estimated future economic benefit and no reasonable expectation exists of recovery, the asset is either impaired (adjusted to its recoverable amount) or written off in full. Impairment losses and write-offs are recognized in the period in which the determination is made and are recorded in the consolidated statements of operations as impairment expense.

Capitalized production costs, whether produced or acquired/ licensed rights, include development costs, direct costs and production overhead. These amounts and licensed content are included in “Produced and Licensed Content Costs” on the balance sheet as follows:

	June 30, 2025	December 31, 2024
Films in development and pre-production stage	$300,000	$638,127
	$300,000	$638,127

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

Impairment Assessment for Investment in Films and Licensed Program Right

On June 12, 2025, the Company’s Chief Executive Officer reported to the Board of Directors that the Company will not pursue production of Coyote Sleeps and the underlying option rights have expired. Management concluded that no future economic benefit is expected from this project and, accordingly, the remaining carrying value was written off in full during the quarter. The write-off was recorded as an impairment loss of $150,834.

As of June 30, 2025, the Company has one property, TURN UP THE SUN!, in pre-production and continues to actively market it through its sales agent, The Syndicate, including at film festivals, and is pursuing distribution arrangements with potential streaming partners. Although the original option to acquire a 24% ownership interest expired on January 7, 2025, the option has been extended under the current agreement with SSS Entertainment, LLC such that the original terms remain exercisable. Based on the extension, ongoing marketing efforts, and expected ability to consummate a distribution or strategic transaction, management believes the carrying value of the related asset remains recoverable and, therefore, no impairment was recognized as of June 30, 2025.

During the quarter ended June 30, 2024, the Company allowed options to two screenplays to expire and wrote-off $15,000 of previously capitalized option costs.

Assigned rights to the feature film, BUFFALOED.

In November 2022, the Company obtained certain limited rights to the feature film BUFFALOED from Bold Crayon, Inc. (“BC”), including a secured position of a one million three hundred eighty-thousand-dollar ($1,380,000.00 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”) and a 35% share of the profits generated thereafter (“the BC Assets”). During the quarters ended June 30, 2025 and 2024, the Company reported revenues of $0 and $0, respectively, from the CAMA. During the six months ended June 30, 2025 and 2024, the Company reported revenues of $0 and $23,003, respectively, from the CAMA.

As partial consideration for the BC Assets acquired by APHP, APHP paid BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED and agreed to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty- five (125) Preferred Shares. In April 2025, , the Company issued BC 20 Preferred Shares of APHP pursuant to this arrangement. .

Intangible assets

The Company’s intangible assets include in-service and under-development websites and licensed internal use software.

The capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a three-year period. Amortization expense totaled $5,834 and $5,833 for the quarters ended June 30, 2025 and 2024, respectively. Amortization expense totaled $11,667 and $6,583 for the six months ended June 30, 2025 and 2024, respectively.

As noted above, on March 11, 2025, the Company’s past president, Alfred John Luessenhop, Jr was assigned APHP’s rights under a Software License Agreement dated November 16, 2023, and a Microsoft Azure Cloud Services Agreement.

Deferred Revenue

Deferred revenue represents the amount billed to clients that has not yet been earned, pursuant to agreements entered into in current and prior periods. As of June 30, 2025 and December 31, 2024, total net deferred revenue was $50,000 and $50,000, respectively. The $50,000 in deferred revenue relates to the grant of a producer credit to a proposed film.

Revenues and Costs from Services and Products – Historically, Company’s revenue comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. The consulting services typically relate to development of business strategy and monetization of intellectual property rights. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the party are identified, the contract has economic substance, and collectability of the contract is considered probable. Historically, the term of these consulting agreements has been approximately three to six months in duration. The Company’s revenue is measured based on considerations specified in the contract with each customer. Accounting Standards Codification (“ASC”) 606 allows for adoption of an “as invoiced” practical expedient that allows companies to recognize revenue in the amount to which the entity has a right to invoice when they have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The Company has elected to adopt this practical expedient with regards to its consulting services revenue. Revenues for the three months and six months ended June 30, 2025 and 2024 totaled $0 and $0, respectively.

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

Revenue derived from the BUFFALOED CAMA totaled $0 and $0 for the quarters ended June 30, 2025 and 2024, respectively. Revenue derived from the BUFFALOED CAMA totaled $0 and $23,003 for the six months ended June 30, 2025 and 2024, respectively.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	June 30, 2025	December 31, 2024
Convertible Preferred Stock	383,900,000	382,900,000
Stock options	4,583,471	4,583,471
	394,053,438	387,483,471

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

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2025, the Company had a working capital deficit of approximately ($1,495,000) and an accumulated deficit of approximately $8,541,000. Further, as of June 30, 2025, the Company had $1,104 cash. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

The Company has a limited operating history, which makes it difficult to evaluate current business and future prospects. During the first six months of 2025, the Company reported $0 revenues. During 2024 and 2023, the Company reported approximately $53,000 and $164,000 of total revenues, respectively. Management expects the Company to incur further losses in the foreseeable future due to costs associated with content acquisition and production, the cost of on-going litigation, and costs associated with being a public company. There can be no assurance that our operations will ever generate sufficient revenues to fund continuing operations, or that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. To mitigate this situation, the Company has loan agreements with the Company’s CEO and the Noah Morgan Private Family Trust, a trust controlled by the Company’s CEO, to fund its month-to-month cash flow needs. During the first six months of 2025, the Company borrowed $230,906 from and repaid $10,080 to Mr. MacGregor pursuant to a master loan agreement. The master note agreements accrue interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. These notes are not convertible.

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

Senior Loan Agreement with PNP Movie, LLC

In February 2024, the Company agreed to loan PNP Movie, LLC $97,475 to be used solely in connection with a named feature length motion picture. In April 2024, the loan agreement was amended whereby the Company agreed to lend an additional $42,525 and to use best efforts to increase the aggregate financing to $597,475. As of June 30, 2025 and December 31, 2024, a total of $196,200 had been advanced to PNP Movie, LLC. These loans, plus a premium of twenty percent (20%), are due and payable on that date which is the earlier of either (a) twelve (12) months from the date of the loan, or (b) from allocable proceeds received by PNP Movie, LLC related to the movie, whichever occurs first.

Additionally, the agreement states that Mr. MacGregor shall be entitled to a producer fee based on work to be performed and that Mr. MacGregor will receive a “Producer” credit and his son a “Co-Producer” credit on the film.

The loan associated with People Not Places has been in default for more than 120 days. The project is experiencing significant post-production challenges and management believes there is significant uncertainty regarding whether the film will be completed or released. Management concluded that the loan investment is uncollectible and has no future economic benefit, and accordingly, recorded a full write-off of the investment during the quarter. The write-off was recorded as an impairment loss of $196,200.

NOTE 5. Intangible Assets

The identifiable intangible assets consist of the following assets:

	June 30, 2025	December 31, 2024
Website placed in service	$70,000	$70,000
Software - predeployment	-	24,864
	70,000	94,864
Accumulated amortization	(30,917)	(19,250)
	$39,083	$75,614

As noted above, on March 11, 2025, the Company’s past president, Alfred John Luessenhop, Jr was assigned APHP’s rights under a Software License Agreement dated November 16, 2023, and a Microsoft Azure Cloud Services Agreement.

There were no impairment charges associated with the Company’s identifiable intangible assets during the three and six months ended June 30, 2025 and 2024.

Amortization expense totaled $5,834 and $5,833 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense totaled $11,667 and $6,583 for the six months ended June 30, 2025 and 2024, respectively.

Note 6 – Notes Payable

Note Payable – Mr. MacGregor

During the six months ended June 30, 2025, the Company borrowed $230,906, from and repaid $10,080 to Mr. MacGregor pursuant to a master loan agreement dated March 1, 2023.

During the six months ended June 30, 2024, the Company borrowed $125,500 from and repaid $53,500 to Mr. MacGregor under the same master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

Noah Morgan Private Family Trust Loan Agreement (“NMPFT”)

During the six months ended June 30, 2025, the Company borrowed $29,000, from and repaid $0 to NMPFT pursuant to a master loan agreement. During the six months ended June 30, 2024, the Company borrowed $280,000 from and repaid $0 to NMPFT under the same master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC.

Note Payable – Board Member

During the quarter ended September 30, 2024, the Company borrowed $5,000 from a member of the Board of Directors. This note was repaid in full during the first quarter of 2025.

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

Commercial Line of Credit

During April 2024, the Company entered into a line of credit agreement with American Express. During the six months ended June 30, 2024, the Company borrowed a total of $142,500 under the line and repaid principal of $29,052. During the six months ended June 30, 2025, the Company borrowed a total of $1,050 under the line and repaid principal of $0. The borrowings on the line of credit bear interest at rates ranging from 16.09% to 34.3%. At present, the Company cannot draw upon the line of credit until the Company pays it down to $0. MacGregor has personally guaranteed these loans.

Note 7 – Equity

Common Stock

The Company has 1,000,000,000 common shares authorized. As of August 14, 2025, the Company has 112,899,325 shares issued and outstanding. As of August 14, 2025, the total number of shareholders of record was 333.

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

Common Stock Activity

During the six months ended June 30, 2024, the Company sold 75,000 shares of Common Stock resulting in total proceeds of $15,000. No shares of Common Stock were sold during the six month ended June 30, 2025.

Preferred Stock Activity

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

During the quarters ended June 30, 2025 and 2024, the Company recorded $232,995 and $0 of stock option expense. During the six month periods ended June 30, 2025 and 2024, the Company recorded $306,030 and $1,258,159 of stock option expense, respectively.

Stock Option Grants

On February 8, 2024, the Company’s Board of Directors authorized the issuance of 250,000 options to each of its nine board members, 1,673,250 options to advisors, 662,983 options to Mr. Macgregor, and 497,238 options to Mr. Blanchard for an aggregate of 5,083,471 options with the rights to purchase common shares of the Company at an exercise price of $0.0125 per share. As all of the options vested 100% upon grant, the Company recorded $1,258,160 of stock option compensation expense in the quarter ended March 31, 2024. Share-based compensation expense is reported within General and Administrative expenses. Also during 2024, two of the directors resigned from the Board and forfeited options to purchase an aggregate of 500,000 shares of Common Stock. In November 2024, the Board granted management the right to issue options to purchase an aggregate of 5,569,967 shares of Common Stock to two consultants.

Note 9 – Contingencies and Uncertainties

Risks and Uncertainties – The Company’s operations are subject to significant risks and uncertainties including financial, operational, and regulatory risks, including the potential risk of business failure. The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

Note 10 – Related Party Transactions

The Company has agreed to indemnify Mr. MacGregor for all legal and professional costs originating from the lawsuit Randall S. Sprung v. Bannor Michael MacGregor, Jeffery Katz, and Life Design Station International, Inc. – Supreme Court of New York, County of Kings, Index No.: 504677/2019. This indemnification arrangement remained in effect through the conclusion of the litigation, which was permanently discontinued in May 2025.

On August 1, 2025, Bannor Michael MacGregor, the Company’s Chief Executive Officer and Chairperson, entered into a Pledge and Agreement Not to Convert Preferred Shares with the Company. Under the terms of this agreement, Mr. MacGregor has irrevocably agreed not to convert any preferred shares under his control into common stock for a period of ninety (90) days from the date of the agreement, unless such restriction is released earlier by the prior written consent of a majority of the Company’s Board of Directors. The agreement was entered into to provide stability to the Company’s capital and voting structure.

During the three months ended June 30, 2025 and 2024, the Company incurred approximately $45,000 and $45,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. During the six months ended June 30, 2025 and 2024, the Company incurred approximately $90,000 and $90,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. As of June 30, 2025 and December 31, 2024, $136,000 and $94,000, respectively, were unpaid.

The Company has consulting services relationships with members of the Board whereby they were compensated a total of $15,000 and $15,000 during the three months ended June 30, 2025, and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred approximately $45,000 and $45,000, respectively to the same individuals. As of June 30, 2025 and December 31, 2024, $15,000 and $0, respectively, were accrued and unpaid.

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

During 2022, the Company entered into definitive agreements to secure Bold Crayon Corporation (“Bold Crayon” or “BC”) as a development partner and purchased certain assets from Bold Crayon, including a portion of the rights to a feature film, and copyrights on six film titles. The Parties agree that APHP will designate BC as a “Content Partner”, wherein BC will develop content and present APHP with a first opportunity to co-finance and/or coproduce content developed by BC subject to a mutually agreed upon Content Partner Agreement and BC will accept such designation. The Company anticipates any rights and obligations between APHP and BC to be effective upon the greenlighting of a specific film or show by Mr. MacGregor, CEO and a director of the Company. Mr. MacGregor is also the CEO and a director of Bold Crayon and effectively controls Bold Crayon as a managing manager of the trustee of the trust that owns the majority ownership interest in Bold Crayon. Mr. Michael Blanchard was a past Director and Secretary/Treasurer of Bold Crayon and is a director of APHP. The transaction between the parties has been consummated and all IP and copyrights have been transferred. During the quarters ended June 30, 2025 and 2024, the Company reported revenues of $0 and $23,003, respectively, from the CAMA. Inception to date, the Company has received $304,875 under the CAMA. As partial consideration for the BC Assets being acquired by APHP hereunder, APHP agreed to pay BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED and to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to the APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares. As of June 30, 2025, Bold Crayon was due to receive 20 Preferred Shares of APHP. These Preferred Shares were issued to BC at the end of April 2025.

On November 11, 2024, the Company entered into an agreement with SSS Entertainment LLC wherein the Company exchanged one million common shares of APHP and the promise to pay $725,000 on or before January 6, 2025, for a 24% beneficial ownership interest in the feature film currently titled, TURN UP THE SUN also referred to as POSE, starring James McVoy, Aisling Franciosi, and Lucas Bravo. TURN UP THE SUN aka POSE is a psychological thriller, where two couples arrive at a countryside mansion they booked unknowingly together and discover strange occurrences during their stay. As part of the agreement APHP will receive an “in Association” credit for the Company and a “producer” credit for Mr. MacGregor, the Company’s CEO. The agreement also has a default provision, wherein the event of a default, specifically non-payment of the aforementioned $725,000, the Company will forfeit right to its beneficial ownership, but not the two credits and further that SSS Entertainment will receive another 500,000 common shares in APHP. During the quarter ended June 30, 2025, the Company delivered the 500,000 additional shares.

Note Payable – Mr. MacGregor

During the six months ended June 30, 2025, the Company borrowed $230,906, from and repaid $10,080 to Mr. MacGregor pursuant to a master loan agreement dated March 1, 2023.

During the six months ended June 30, 2024, the Company borrowed $125,500 from and repaid $53,500 to Mr. MacGregor under the same master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

Noah Morgan Private Family Trust Loan Agreement (“NMPFT”)

During the six months ended June 30, 2025, the Company borrowed $29,000, from and repaid $0 to NMPFT pursuant to a master loan agreement. During the six months ended June 30, 2024, the Company borrowed $280,000 from and repaid $0 to NMPFT under the same master loan agreement .The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC.

Note Payable – Board Member

During the quarter ended September 30, 2024, the Company borrowed $5,000 from a member of the Board of Directors. This note was repaid in full during the first quarter of 2025.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2025, to the date these consolidated financial statements were issued. Except as noted below, management has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

SSS Entertainment Agreement – Turn Up the Sun Option Extension and Barron’s Cove Acquisition

On August 1, 2025, the Company entered into an agreement with SSS Entertainment, LLC (“SSS”) to (i) extend to December 31, 2025 its option to acquire a 24% ownership interest in the feature film Turn Up the Sun! (aka Pose) for $725,000 and (ii) acquire all rights, title, and interest in the feature film Barron’s Cove and related secured assets, including liens, loans, UCC-1 filings, and security interests.

As consideration, the Company issued 500,000 shares of its common stock to SSS’s principal, allocated equally between the option extension and the asset acquisition. The Company will pay to SSS the first 85% of revenues from exploitation of Barron’s Cove until SSS has recouped $2 million, after which all such revenues will be retained by the Company. SSS may elect to convert future revenue entitlements into shares of the Company’s common stock at a conversion rate of 2.5 times the retained revenue, subject to a $1.00 per share floor. The Company will also assume up to $50,000 in costs to enforce and perfect the secured rights.

The Company is assessing the accounting treatment and financial impact of this transaction, which will be reflected in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements due to various factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

On August 1, 2025, subsequent to the end of the second quarter, the Company entered into an agreement with SSS Entertainment, LLC (“SSS”) to extend to December 31, 2025 its option to acquire a 24% ownership interest in the feature film Turn Up the Sun! (aka Pose) for $725,000 and to acquire all rights, title, and interest in the feature film Barron’s Cove and related secured assets. As consideration, the Company issued 500,000 shares of its common stock, allocated equally between the option extension and the asset acquisition. The agreement also provides for the Company to pay SSS the first 85% of revenues from exploitation of Barron’s Cove until SSS has recouped $2 million, after which all such revenues will be retained by the Company. SSS may elect to convert future revenue entitlements into shares of the Company’s common stock at a conversion rate of 2.5 times the retained revenue, subject to a $1.00 per share floor. Management believes this transaction expands the Company’s film portfolio and may provide additional revenue opportunities in future periods.

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

On October 16, 2024 the shareholders approved our Second Amended and Restated Articles of Incorporation, which amends Article VI, paragraph A. (1) of our current Amended and Restated Articles of Incorporation to grant authorization to our Board of Directors to determine, without shareholder approval, the designations, preferences, limitations, restrictions, and relative rights of any additional classes of Preferred Stock, and variations in the relative rights and preferences as between different series. The Company filed the Second Amended and Restated Articles of Incorporation with the State of Wyoming in April 2025.

As of August 14, 2025, the Company has 1,001,000,000 shares authorized, including 1,000,000,000 common shares and 1,000,000 preferred shares.

Common Shares - As of August 14, 2025, APHP has 1,000,000,000 common shares authorized of which 112,899,3325 shares issued and outstanding. As of August 14, 2025, the total number of shareholders of record was 332. All common shares are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of preferred shares.

Preferred Shares - As of August 14, 2025, the Company had 1,000,000 preferred shares authorized, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). At present, 3,839 Series A preferred shares are issued and outstanding. The Series A preferred shares do not have any rights to dividends; voting - each share of Series A preferred shares carries a superior voting right to the Company’s common shares, each Series A preferred share shall be counted as 1,000,000 votes in any Company vote. Each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares. Series A preferred shares hold a first position lien against all of the Company’s assets including but not limited to the Company’s IP (“Intellectual Property”). The Preferred shares do not have any specific redemption rights or sinking fund provisions.

Voting Control – As of August 14, 2025, Mr. Bannor Michael MacGregor, the Company’s Chief Executive Officer and Chairperson, beneficially owned 24,413,041 shares of the Company’s common stock (including options exercisable within 60 days), representing approximately 21.62% of the outstanding common shares. In addition, Mr. MacGregor directly and indirectly beneficially owns and controls all 3,839 issued and outstanding shares of the Company’s Series A Preferred Stock, representing 100% of that class. Each Series A Preferred Share has voting rights equal to 1,000,000 votes per share, for an aggregate of 3,839,000,000 votes. When combined with the voting rights associated with his common stock ownership, Mr. MacGregor controls voting rights equivalent to 3,863,163,041 shares of common stock, or approximately 97.75% of the Company’s total voting power.

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

Off-Balance Sheet Arrangements

None.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024	Change $

Revenues	$-	$-	$-

Cost of revenues	-	-	-
	-	-	-

Operating Expenses:
General and administrative	750,406	380,082	370,324
Research and development	-	703	(703)
Sales and marketing	1,369	11,350	(9,981)
Total Operating Expenses	751,775	392,135	359,640
Net Operating Loss	(751,775)	(392,135)	(359,640)

Other Income (Expenses):
Interest income	44	384	(340)
Interest expense	(8,897)	(12,820)	3,923
Net Other Income (Expenses)	(8,853)	(12,436)	3,583
Loss before income taxes	(760,628)	(404,571)	(356,057)
Income taxes	-	-	-
Net loss	$(760,628)	$(404,571)	$(356,057)

Revenues and Cost of Revenues

The Company had no revenues during the quarters ended June 30, 2025 and 2024,

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 were approximately $750,000 compared to approximately $380,000 for the three months ended June 30, 2024, an increase of approximately $370,000. The 2025 period included $110,000 of stock-based compensation expense to a consultant, the write-off of $196,200 of loans receivable that management determined were uncollectible, and the expiration of rights to a screenplay carried on the books at $150,834. The 2025 period also included $73,000 of stock option expense compared to $0 in the 2024 period. These one-time expenses were offset by lower operational expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2025 were approximately $1,000 compared to approximately $11,000 for the three months ended June 30, 2024, a decrease of approximately $10,000.

Other Income (Expense)

Interest Income. Interest income for the three months ended June 30, 2025 and 2024 was minimal and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the three months ended June 30, 2025 and 2024 was $8,897 and $12,820, respectively, and was primarily related to our Economic Injury Disaster Loan (“EIDL”), commercial line of credit and related party working capital loans.

Liquidity and Capital Resources

We had an accumulated deficit of approximately $8.5 million, incurred a net loss of approximately $761,000, and had cash outflows from operations of approximately $90,000 as of and for the three months ended June 30, 2025. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we develop and produce feature films. To date, we have funded our operations with proceeds from sales of Common Stock and borrowings from related parties under promissory notes. As of June 30, 2025, our cash and cash equivalents were negligible and we were not able to meet our current obligations as they became due and payable.

Operating Activities

During the three months ended June 30, 2025, operating activities consumed approximately $90,000 of cash. Accounts payable and accrued expenses increased by approximately $161,000 during the quarter due to a lack of liquidity to meet current obligations as they became due and payable.

During the three months ended June 30, 2024, operating activities used approximately $441,000 of cash, including providing a $220,000 of financing to a film production company and payments resulting in a $42,000 reduction in accounts payable and accrued expenses.

Investing Activities

During the three months ended June 30, 2025 and 2024, investing activities included approximately $0 and $19,000 of costs related to development of the Company’s website.

Financing Activities

During the three months ended June 30, 2025, net cash provided by financing activities was $86,000 which was comprised of $86,000 of related party borrowings.

During the three months ended June 30, 2024, net cash provided by financing activities was approximately $311,000 which included approximately $211,000 of related party borrowings and approximately $154,000 of proceeds from the sale of Common Stock.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024	Change $

Revenues	$-	$23,003	$(23,003)

Cost of revenues	-	-	-
	-	23,003	(23,003)

Operating Expenses:
General and administrative	1,225,863	1,882,014	(656,151)
Research and development	-	703	(703)
Sales and marketing	1,830	25,325	(23,495)
Total Operating Expenses	1,227,693	1,908,042	(680,349)
Net Operating Loss	(1,227,693)	(1,885,039)	657,346

Other Income (Expenses):
Interest income	44	486	(442)
Interest expense	(21,816)	(16,005)	(5,811)
Net Other Income (Expenses)	(21,772)	(15,519)	(6,253)
Loss before income taxes	(1,249,465)	(1,900,558)	651,093
Income taxes	-	-	-
Net loss	$(1,249,465)	$(1,900,558)	$651,093

Revenues and Cost of Revenues

The Company had no revenue during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company had revenues totaling $23,000 all of which were from the BUFFALOED CAMA.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 were approximately $1,226,000 compared to approximately $1,882,000 for the six months ended June 30, 2024, a decrease of approximately $656,000. The 2025 period included $306,000 of stock-based compensation expense compared to $1,258,000 in the 2024 period. The 2025 period also included the write-off of $196,200 of loans receivable that management determined were uncollectible, and the expiration of rights to a screenplay carried on the books at $150,834.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2025 were approximately $2,000 compared to approximately $25,000 for the six months ended June 30, 2024, a decrease of approximately $23,000.

Other Income (Expense)

Interest Income. Interest income for the six months ended June 30, 2025 and 2024 was minimal and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the six months ended June 30, 2025 and 2024 was $21,816 and $16,005, respectively, and was primarily related to our Economic Injury Disaster Loan (“EIDL”), commercial line of credit and related party working capital loans.

Liquidity and Capital Resources

We had an accumulated deficit of approximately $8.5 million, incurred a net loss of approximately $1,249,000, and had cash outflows from operations of approximately $245,000 as of and for the six months ended June 30, 2025. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we develop and produce feature films. To date, we have funded our operations with proceeds from sales of Common Stock and borrowings from related parties under promissory notes. As of June 30, 2025, our cash and cash equivalents were negligible and we were not able to meet our current obligations as they became due and payable.

Operating Activities

During the six months ended June 30, 2025, operating activities consumed approximately $245,000 of cash. Accounts payable and accrued expenses increased by approximately $248,000 during the quarter due to a lack of liquidity to meet current obligations as they became due and payable.

During the six months ended June 30, 2024, operating activities used approximately $749,000 of cash, including providing a $396,000 of financing to film production companies.

Investing Activities

During the six months ended June 30, 2025 and 2024, investing activities included approximately $0 and $22,000 of costs related to development of the Company’s website.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $86,000 which was comprised of $86,000 of related party borrowings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first six months of 2025. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025 (the “Evaluation Date”). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure. Contributing factors include lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity- and transaction-level controls to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

As part of our quarter-end closing process for the period ended June 30, 2025, we identified that certain transactions in the Company’s common stock by two of our executive officers had not been timely reported on Form 4 and had not been reflected in the beneficial ownership tables in prior SEC filings. These errors were corrected with the filing of late and amended Form 4s on August 12, 2025, and the Company’s beneficial ownership table in this Form 10-Q has been updated accordingly. We have implemented additional procedures to reconcile brokerage records of our officers and directors with our stock ownership records on a quarterly basis to ensure timely reporting and accurate disclosure.

Management has identified corrective actions to remediate such material weaknesses, which are subject to fundraising and include hiring additional employees. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2025; however, the implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our disclosure controls and procedures.

(b) Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2025, we implemented additional procedures to reconcile brokerage records of our officers and directors with our stock ownership records on a quarterly basis to ensure timely reporting and accurate disclosure. Management believes these procedures enhance our internal control over financial reporting.

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

Discontinuance of Pending Legal Proceeding

On May 9, 2025, the parties filed a stipulation of discontinuance with prejudice in the matter of Randall S. Sprung v. Bannor Michael MacGregor, Jeffery Katz, and Life Design Station International, Inc. (Supreme Court of New York, County of Kings, Index No.: 504677/2019), resulting in the permanent dismissal of the action and the bar against any future claims.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 26, 2025, the Company issued 500,000 shares of its common stock to the principal of SSS Entertainment, LLC in consideration for the extension of the Turn Up the Sun! option and the acquisition of Barron’s Cove rights. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Material Definitive Agreement

On August 1, 2025, the Company entered into a material definitive agreement with SSS Entertainment, LLC to extend the Turn Up the Sun! option and acquire all rights in Barron’s Cove. The Company did not file a Form 8-K regarding this agreement. The key terms are described in Note 11 — Subsequent Events to the condensed financial statements.

On August 1, 2025, the Company entered into a Pledge and Agreement Not to Convert Preferred Shares with Bannor Michael MacGregor, the Company’s Chief Executive Officer and Chairperson. Under the agreement, Mr. MacGregor agreed not to convert any preferred shares under his control into common stock for ninety (90) days from the date of the agreement, unless such restriction is released by a majority of the Company’s Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors, and beneficial owners of more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports furnished to us and written representations from our officers and directors, we believe that all such filing requirements were complied with during the three months ended June 30, 2025, except that Bannor Michael MacGregor, our CEO, and Michael Blanchard, our Secretary each had one late Form 4 filing reporting a sale of Company common stock. Mr. MacGregor’s late Form 4, filed on August 12, 2025, reported a sale of 250,000 shares on June 26, 2025 and 100 shares on June 27, 2025. Mr. Blanchard’s late Form 4, filed on August 12, 2025, and amended on August 13, 2025, reported a sale of 130,000 shares on June 26, 2025.

The Company also had not previously reflected the purchase by Timothy Battles of 2,200 shares of the Company’s common stock in the open market, which occurred prior to October 10, 2023, in its beneficial ownership table included in the Company’s 2024 Form 10-K. This purchase was reported in an amended Form 4 filed on December 7, 2023. The beneficial ownership table in this Form 10-Q has been updated to include this transaction.

The Company has included the above in this Form 10-Q, immediately following this Item 5, in a corrected beneficial ownership table reflecting these updated amounts.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of August 14, 2025, by:

●	each person or entity known to the Company to own beneficially more than 5% of the outstanding shares of common stock;
●	each of our current directors and executive officers; and
●	all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to such shares.

Common Shares

Name of All Officers, Directors, and Control Persons	Affiliation with Company (e.g., Officer Title /Director/ Owner of more than 5%)	Residential Address (City / State Only)	Share type/class	Names of control person(s) if a corporate entity	Number of Shares Owned (1)	Ownership Percentage of Class Outstanding (1)
Bannor Michael MacGregor (3)	Chairman, CEO	Durham, NC	Common		24,413,041	21.62%
Jonathan Sanger	President	Northridge, CA	Common		0	0.00%
Michael Blanchard (4)	Secretary, Director	Littleton, MA	Common		3,890,571	3.45%
Daniel Hirsch (5)	Treasurer	Teaneck, NJ	Common		873,250	0.77%
Donald J. Harris	Director	Raleigh, NC	Common		3,367,240	2.98%
Timothy Battles (6)	Independent Director	Groton, MA	Common		4,682,200	4.15%
Dr. Chauncey Tallaferro Jones	Independent Director	Magnolia, TX	Common		1,250,000	1.11%
Michael Wilson	Independent Director	Denville, NJ	Common		450,000	0.40%
Peter Conway (7)	Independent Director	Acton. MA	Common		298,000	0.26%
Tom Rauker	Independent Director	Littleton, MA	Common		250,000	0.22%
Damian Gill (8)	Shareholder	Melbourne, Australia	Common		6,500,000	5.76%
All Officers, Directors and Control Persons (1)					45,974.302	40.72%

(1)	Includes 250,000 shares that each Director has the right to acquire from the Company pursuant to the exercise of stock options issued on February 8, 2024, exercisable at $0.0125 per share. Percentages are based on the number of shares of our common stock outstanding as of August 14, 2025, plus the number of shares the named individual has the right to acquire within 60 days of such date. The percentages for all officers and directors as a group assume the exercise or conversion of such rights by each member, which may result in a total percentage exceeding 100%. Percentages are calculated based on 112,899,325 shares outstanding, as adjusted for the transactions described in Notes 2–7 below

(2)

As of August 14, 2025, Mr. Bannor Michael MacGregor, the Company’s Chief Executive Officer and Chairperson, beneficially owned 23,500,058 shares of common stock and held options exercisable within 60 days to purchase an additional 912,983 shares of common stock, for an aggregate of 24,413,041 shares of common stock, representing approximately 21.62% of the outstanding common shares. Mr. MacGregor is the sole owner of 3,819 issued and outstanding shares of the Company’s Series A preferred stock and is the control person of Bold Crayon Corporation. Mr. MacGregor is deemed the control person of Bold Crayon Corporation by virtue of his ownership of a majority of its outstanding voting equity and his position as its Chief Executive Officer. As such, Mr. MacGregor has the power to direct the voting and disposition of all securities held by Bold Crayon Corporation, including 20 issued and outstanding shares of the Company’s Series A preferred stock. In total, Mr. MacGregor controls 3,839 shares of Series A preferred stock. Each Series A preferred share has voting rights equal to 1,000,000 votes per share, resulting in total voting rights equivalent to 3,863,163,041 shares of common stock, or approximately 97.75% of the Company’s total voting power.

Mr. MacGregor serves as a Managing Manager of Hyperion Sprung Private Family Trust Management Company, LLC, which acts as trustee of The Noah Morgan Private Family Trust. The Noah Morgan Private Family Trust beneficially owns 23,404,603 shares of the Company’s common stock, representing approximately 20.73% of the outstanding common shares. On January 11, 2023, the Company granted Mr. MacGregor options to purchase 662,983 shares of common stock at an exercise price of $0.0125 per share, and on February 8, 2024, the Company granted Mr. MacGregor options to purchase 250,000 shares of common stock at an exercise price of $0.0125 per share (as referred to and as above in footnote 1). Beneficial ownership also includes 95,455 shares of common stock acquired by Mr. MacGregor between November 29, 2023 and June 27, 2025 through a brokerage account, and excludes 250,000 shares sold on June 26, 2025, all as reported in a late Form 4 filed on August 12, 2025. Prior beneficial ownership tables in the Company’s SEC filings did not reflect these transactions.

Excludes 383,900,000 shares of common stock issuable upon conversion of preferred stock held by Mr. MacGregor. Pursuant to a Pledge and Agreement Not to Convert Preferred Shares dated August 1, 2025, Mr. MacGregor has irrevocably agreed not to convert any preferred shares under his control into common stock for ninety (90) days from such date, unless such restriction is released earlier by the prior written consent of a majority of the Company’s Board of Directors. As of the date of this report, the underlying common shares are not deemed beneficially owned under SEC Rule 13d-3(d)(1)(i) because they are not currently exercisable or convertible within 60 days.

(3)

On January 11, 2023, the Company granted Mr. Blanchard options to purchase 497,238 shares of common stock at an exercise price of $0.0125 per share.

Beneficial ownership excludes 130,000 shares of common stock sold by Mr. Blanchard on June 26, 2025, as reported in a late Form 4 filed on August 12, 2025 and amended on August 13. 2025.

(4)	On November 20, 2023, the Company granted Mr. Hirsch options to purchase 873,250 shares of common stock at an exercise price of $0.0125 per share.

(5)	Includes 2,200 shares of common stock purchased by Mr. Battles in the open market, which were disclosed in an amended Form 4 filed on December 7, 2023. Prior beneficial ownership tables in the Company’s SEC filings did not reflect this purchase, and the beneficial ownership table in this Form 10-Q has been updated accordingly.

(6)	Mr. Conway is also a principal of PC2 Consulting that owns 48,000 shares.
.
(7)

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

Preferred Shares

Name of Beneficial Owner	Series A Preferred Shares Beneficially Owned (1)	Percentage of Series A Preferred Shares (2)
Bannor Michael MacGregor (3)	3,839	100.00%

Total	3,839	100.00%

(1)	The holders of the Series A preferred shares, shall not be entitled to receive dividends. The holders of Series A preferred shares shall be entitled to vote on all matters submitted to a vote of the shareholders of the Company. The holders of the Series A preferred shares shall be entitled to one million (1,000,000) votes per one share of Series A preferred held. The holders of any Series A preferred shares shall be entitled to convert such shares into fully paid and non-assessable shares of Common Stock at the following conversion ratio: each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares.

(2)	The number of Series A Preferred shares outstanding used in computing the percentage is 3,839.

(3)	As of August 14, 2025, Mr. Bannor Michael MacGregor beneficially owns and has sole voting and investment control over 3,819 shares of the Company’s Series A Preferred Stock, representing approximately 99.48% of the outstanding Series A Preferred Stock. Mr. MacGregor also indirectly beneficially owns and controls an additional 20 shares of Series A Preferred Stock, representing approximately 0.52% of the outstanding Series A Preferred Stock, through his role as the control person of Bold Crayon Corporation, the record holder of such shares. Mr. MacGregor is deemed the control person of Bold Crayon Corporation by virtue of his ownership of a majority of its outstanding voting equity and his position as its Chief Executive Officer. As such, Mr. MacGregor has the power to direct the voting and disposition of all securities held by Bold Crayon Corporation, including the 20 issued and outstanding shares of the Company’s Series A Preferred Stock. In the aggregate, Mr. MacGregor directly and indirectly beneficially owns and controls all 3,839 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding Series A Preferred Stock. Each Series A Preferred Share has voting rights equal to 1,000,000 votes per share, resulting in total voting rights equivalent to 3,839,000,000 shares of common stock. The address for Mr. MacGregor, both in his individual capacity and as the control person of Bold Crayon Corporation, is Durham, NC.

AMERICAN PICTURE HOUSE CORPORATION SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PICTURE HOUSE CORPORATION

By:	/s/ Bannor Michael MacGregor
Name:	Bannor Michael MacGregor
Title:	Chief Executive Officer
Dated:	August 14, 2025

By	/s/ Daniel Hirsch
Name	Daniel Hirsch
Title:	Treasurer
Dated:	August 14, 2025

ITEM 6. EXHIBITS INDEX

3.1	Second Amended and Restated Articles of Incorporation
3.2	Bylaws
3.3	Devil’s Half-Acre Articles of Organization
3.4	Ask Christine Articles of Organization
10.1	Consulting Agreement with Bannor Michael MacGregor
10.1.1	Amended Consulting Agreement with Bannor Michael MacGregor
10.2	Economic Injury Disaster Loan (EIDL)
10.3	American Express Business Line of Credit Loan Agreement and Personal Guarantee
10.4	2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan
10.5	Asset Purchase Agreement with Bold Crayon
10.6	Devil’s Half-Acre Agreement
10.6.1	Devil’s Half-Acre Addendum
10.7	Ask Christine Screenplay Options Purchase Agreement
10.8	Master Loan Agreement between APHP and Bannor MacGregor
10.9	PNP APHP Agreement
10.9.1	Addendum to PNP APHP Agreement
10.10	Yale Barron’s Cove Agreement
10.10.1	Barron’s Cove APHP Credit Designee Certification
10.11	Screenplay Option for Coyote Sleeps
10.12	Sanger Agreement
10.13	Master Loan Agreement between APHP and NMPFT
10.14	Turn Up The Sun - Net Proceeds Purchase Term Sheet
10.15	Luessenhop APH Agreement
10.15.1	Addendum to the Luessenhop APH Agreement
10.16	APHP SSS option
14.1	Code of Ethics
14.2	Code of Ethics For Executive Officers
19.1	Insider Trading Policy
21.1	List of Subsidiaries
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH	Inline XBRL Taxonomy Extension Schema
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101. DEF	Inline XBRL Taxonomy Extension Definition Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

