Form 10-Q
period 2025-09-30
American Picture House Corp
filed 2025-11-06
CIK 1771995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-56586

American Picture House Corporation

(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation or organization)

85-4154740

(IRS. Employer Identification No.)

477 Madison Avenue, 6th Floor

New York, NY 10022

1-877-416-5558

(Address and telephone number of registrant’s executive office) Securities registered pursuant to Section 12(b) of the Act.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2.) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 27, 2025, the Registrant had 112,899,325 shares of common stock issued and outstanding.

AMERICAN PICTURE HOUSE CORPORATION

FORM 10-Q

AS OF SEPTEMBER 30, 2025

TABLE OF CONTENTS

General and Where You Can Find More Information

Unless otherwise indicated (or the context otherwise requires), references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and “APHP” refer to American Picture House Corporation, a Wyoming corporation. References to “revenues” are to net revenues. References to “U.S. dollars,” “dollars,” and “$” are to the lawful currency of the United States of America.

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2025

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$101,875	$-
Accounts receivable	-	29,674
Prepaid expenses	45,306	29,629
Receivable - related party	-	4,086
Total Current Assets	147,181	63,389

Produced and licensed content costs	300,000	638,127
Loans receivable, film financing arrangements	200,000	396,200
Intangible assets, net of accumulated amortization of $36,750 and $19,250 as of September 30, 2025 and December 31, 2024, respectively.	33,250	75,614

TOTAL ASSETS	680,431	1,173,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash overdraft	-	21
Accounts payable and accrued expenses	694,594	510,043
Deferred revenue, current portion	50,000	50,000
Interest payable - related party	31,805	12,420
Interest payable - EIDL loan	10,532	13,142
Note payable	115,000	-
Note payable - related party	669,324	357,621
Commercial Line of Credit	97,905	96,855

Total Current Liabilities	1,669,160	1,040,102

Economic injury disaster loan, non-current	149,900	149,900

Total Liabilities	1,819,060	1,190,002

Stockholders’ Equity (Deficit):
Common Stock $0.0001 par value. 1,000,000,000 authorized. 112,899,325 and 111,399,325 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	11,290	11,240
Preferred Stock $0.0001 par value. 1,000,000 authorized. 3,839 and 3,829 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	-	-
Additional paid in capital	7,497,057	7,264,042
Accumulated deficit	(8,646,976)	(7,291,954)
Total Stockholders’ Equity (Deficit)	(1,138,629)	(16,672)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$680,431	$1,173,330

*	Derived from audited information

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$23,003

Cost of revenues	-	-	-	-
	-	-	-	23,003

Operating Expenses:
General and administrative	67,743	315,570	1,293,606	2,197,584
Research and development	-	-	-	703
Sales and marketing	7,027	-	8,857	25,325
Total Operating Expenses	74,770	315,570	1,302,463	2,223,612
Net Operating Loss	(74,770)	(315,570)	(1,302,463)	(2,200,609)

Other Income (Expenses):
Interest income	-	1,332	44	1,818
Interest expense	(30,787)	(12,276)	(52,603)	(28,281)
Net Other Income (Expenses)	(30,787)	(10,944)	(52,559)	(26,463)
Loss before income taxes	(105,557)	(326,514)	(1,355,022)	(2,227,072)
Income taxes	-	-	-	-
Net loss	$(105,557)	$(326,514)	$(1,355,022)	$(2,227,072)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares used in per share computation - Basic and Diluted	112,899,325	111,399,325	112,573,318	110,845,727

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	109,790,991	$10,979	3,829	$-	$5,307,810	$(5,021,696)	$297,093

Issuance of Common Stock	75,000	8	-	-	14,992	-	15,000

Stock option compensation	-	-	-	-	1,258,160	-	1,258,160

Net Loss	-	-	-	-	-	(1,495,987)	(1,495,987)

Balance, March 31, 2024	109,865,991	$10,987	3,829	$-	$6,580,962	$(6,517,683)	$74,266

Common Stock issued for services	917,334	91	-	-	229,242	-	229,333

Issuance of Common Stock	616,000	62	-	-	153,938	-	154,000

Net Loss	-	-	-	-	-	(404,571)	(404,571)

Balance, June 30, 2024	111,399,325	$11,140	3,829	$-	$6,964,142	$(6,922,254)	$53,028

Net Loss	-	-	-	-	-	(326,514)	(326,514)

Balance, September 30, 2024	111,399,325	$11,140	3,829	$-	$6,964,142	$(7,248,768)	$(273,486)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	112,399,325	$11,240	3,829	$-	$7,264,042	$(7,291,954)	$(16,672)

Preferred stock redeemed in exchange for assets			(10)	-	(256,000)	-	(256,000)

Stock option compensation	-	-	-	-	232,995	-	232,995

Net Loss	-	-	-	-	-	(488,837)	(488,837)

Balance, March 31, 2025	112,399,325	$11,240	3,819	$-	$7,241,037	$(7,780,791)	$(528,514)

Common Stock issued for services	500,000	50	20	-	109,950	-	110,000

Stock option compensation	-	-	-	-	73,035	-	73,035

Net Loss	-	-	-	-	-	(760,628)	(760,628)

Balance, June 30, 2025	112,899,325	$11,290	3,839	$-	$7,424,022	$(8,541,419)	$(1,106,107)

Stock option compensation	-	-	-	-	73,035	-	73,035

Net Loss	-	-	-	-	-	(105,557)	(105,557)

Balance, September 30, 2025	112,899,325	$11,290	3,839	$-	$7,497,057	$(8,646,976)	$(1,138,629)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,355,022)	$(2,227,072)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Expiration of produced and licensed costs	150,834	15,000
Impairment of loan receivable, film financing arrangements	196,200	-
Stock option expense	379,065	1,258,159
Commons stock issued for services	110,000	86,000
Preferred stock redeemed in exchange for assets	(42,642)
Amortization expense	17,500	12,417
Change in operating assets and liabilities:
Accounts receivable	29,674	(3,052)
Prepaid expenses	(15,677)	7,154
Receivables - related party	4,086	(2,737)
Loans receivable, film financing arrangements	-	(396,200)
Produced and licensed costs	(1,200)	(10,465)
Cash overdraft	(21)	616
Accounts payable and accrued expenses	184,551	420,531
Payable to related party	-	-
Interest payable	-	-
Interest payable - related parties	19,385	8,122
Interest payable - EIDL loan	(2,610)	(1,526)
Deferred revenue	-	50,000
Net Cash Flows from Operating Activities	(325,877)	(783,053)

Cash Flows from Investing Activities:
Intangible assets	-	(22,000)
Net Cash Flows from Investing Activities	-	(22,000)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	115,000	-
Proceeds from debt borrowings - related parties	331,821	355,292
Repayment of debt borrowings - related parties	(20,119)	(30,310)
Proceeds from commercial line of credit	1,050	142,600
Repayments on commercial line of credit	-	(35,500)
Proceeds from sale of Common Stock	-	169,000
Net Cash Flows from Financing Activities	427,752	601,082

Net Increase in Cash and Cash Equivalents	101,875	(203,971)
Cash and Cash Equivalents, Beginning of Period	-	203,971
Cash and Cash Equivalents, End of Period	$101,875	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to (Unaudited) Condensed Consolidated Financial Statements

Note 1 — Organization and Description of Business

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

APHP is focused on the development, financing and production of feature films and related content. There were no changes to the Company’s organizational structure during the three months ended September 30, 2025. (As previously disclosed, the Company dissolved Devil’s Half-Acre, LLC and Ask Christine Productions, LLC on May 12, 2025.)

The Company’s year-end is December 31.

Note 2 — Summary of Significant Accounting Policies

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

	September 30, 2025	December 31, 2024

Accounts receivable, CAMA	$-	$29,674
	$-	$29,674

Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is past due, the customer’s current ability to pay and available information about the credit risk on such customers. Management determined that no allowance for doubtful accounts is necessary at September 30, 2025 or December 31, 2024.

Prepaid expenses

At September 30, 2025, prepaid expenses consisted of prepaid insurance, prepaid licenses, and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $45,306 and $29,629 in prepaid expenses as of September 30, 2025 and December 31, 2024, respectively.

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

Capitalized production costs, whether produced or acquired/ licensed rights, include development costs, direct costs and production overhead. These amounts and licensed content are included in “Produced and Licensed Content Costs” on the balance sheet as follows:

	September 30, 2025	December 31, 2024

Films in development and pre-production stage	$300,000	$638,127
	$300,000	$638,127

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

As of September 30, 2025, the Company has one property, TURN UP THE SUN!, which is completed and is awaiting a release date. and continues to be actively marketed through its sales agent, The Syndicate, including at film festivals, and is pursuing distribution arrangements with potential streaming partners. Although the original option to acquire a 24% ownership interest expired on January 7, 2025, the option has been extended under the current agreement with SSS Entertainment, LLC such that the original terms remain exercisable. Based on the extension, ongoing marketing efforts, and expected ability to consummate a distribution or strategic transaction, management believes the carrying value of the related asset remains recoverable and, therefore, no impairment was recognized as of September 30, 2025.

During the nine months ended September 30, 2024, the Company allowed options to two screenplays to expire and wrote-off $15,000 of previously capitalized option costs.

Assigned rights to the feature film, BUFFALOED.

In November 2022, the Company obtained certain limited rights to the feature film BUFFALOED from Bold Crayon, Inc. (“BC”), including a secured position of a one million three hundred eighty-thousand-dollar ($1,380,000.00 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”) and a 35% share of the profits generated thereafter (“the BC Assets”). During the quarters ended September 30, 2025 and 2024, the Company reported revenues of $0 and $0, respectively, from the CAMA. During the nine months ended September 30, 2025 and 2024, the Company reported revenues of $0 and $23,003, respectively, from the CAMA.

As partial consideration for the BC Assets acquired by APHP, APHP paid BC the first one hundred thirty thousand dollars ($130,000.00 USD) that APHP collected from the BUFFALOED and agreed to deliver one Preferred Share to BC for each ten thousand dollars ($10,000.00 USD), in value paid to APHP from the BUFFALOED receivable above the one hundred thirty thousand dollars ($130,000.00 USD), not to exceed one hundred twenty-five (125) Preferred Shares. In April 2025, the Company issued BC twenty Preferred Shares of APHP pursuant to this arrangement.

Intangible assets

The Company’s intangible assets include in-service and under-development websites and licensed internal use software.

The capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a three-year period. Amortization expense totaled $5,833 and $5,833 for the quarters ended September 30, 2025 and 2024, respectively. Amortization expense totaled $17,500 and $12,417 for the nine months ended September 30, 2025 and 2024, respectively.

As noted above, on March 11, 2025, the Company’s past president, Alfred John Luessenhop, Jr was assigned APHP’s rights under a Software License Agreement dated November 16, 2023, and a Microsoft Azure Cloud Services Agreement.

Deferred Revenue

Deferred revenue represents the amount billed to clients that has not yet been earned, pursuant to agreements entered into in current and prior periods. As of September 30, 2025 and December 31, 2024, total net deferred revenue was $50,000 and $50,000, respectively. The $50,000 in deferred revenue relates to the grant of a producer credit to a proposed film.

Revenues and Costs from Services and Products – Historically, Company’s revenue comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. The consulting services typically relate to development of business strategy and monetization of intellectual property rights. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the party are identified, the contract has economic substance, and collectability of the contract is considered probable. Historically, the term of these consulting agreements has been approximately three to six months in duration. The Company’s revenue is measured based on considerations specified in the contract with each customer. Accounting Standards Codification (“ASC”) 606 allows for adoption of an “as invoiced” practical expedient that allows companies to recognize revenue in the amount to which the entity has a right to invoice when they have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The Company has elected to adopt this practical expedient with regards to its consulting services revenue. Revenues for the three months and nine months ended September 30, 2025 and 2024 totaled $0 and $0, respectively.

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

Revenue derived from the BUFFALOED CAMA totaled $0 and $0 for the quarters ended September 30, 2025 and 2024, respectively. Revenue derived from the BUFFALOED CAMA totaled $0 and $23,003 for the nine months ended September 30, 2025 and 2024, respectively.

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

Stock-Based Compensation – The Company follows U.S. GAAP, which requires all stock-based compensation to employees, including the grant of employee stock options, to be recognized in the statement of operations based on its fair value. Awards outstanding are accounted for using the accounting principles originally applied to the award. The expense associated with share-based compensation is recognized on a straight-line basis over the service period of each award. Refer to Note 9 for additional information related to this stock-based compensation plan.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	September 30, 2025	December 31, 2024
Convertible Preferred Stock	383,900,000	382,900,000
Stock options	10,153,438	4,583,471
	394,053,438	387,483,471

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

Note 3 — Liquidity and Going Concern

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2025, the Company had a working capital deficit of approximately ($1,522,000) and an accumulated deficit of approximately $8,647,000. Further, as of September 30, 2025, the Company had $102,000 in cash. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

The Company has a limited operating history, which makes it difficult to evaluate current business and future prospects. During the first nine months of 2025, the Company reported $0 revenues. During 2024 and 2023, the Company reported approximately $53,000 and $164,000 of total revenues, respectively. Management expects the Company to incur further losses in the foreseeable future due to costs associated with content acquisition and production, the cost of on-going litigation, and costs associated with being a public company. There can be no assurance that our operations will ever generate sufficient revenues to fund continuing operations, or that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. To mitigate this situation, the Company has loan agreements with the Company’s CEO and the Noah Morgan Private Family Trust, a trust controlled by the Company’s CEO, to fund its month-to-month cash flow needs. During the first nine months of 2025, the Company borrowed approximately $331,000 from and repaid approximately $15,000 to Mr. MacGregor and the Noah Morgan Private Family Trust pursuant to master loan agreements. The master note agreements accrue interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. These notes are not convertible.

Note 4 — Film Production Loans and Receivables

Senior Mezzanine Loan Agreement with Barron’s Cove Movie, LLC

In February 2024, the Company loaned $200,000 to Barron’s Cove Movie, LLC pursuant to a Senior Mezzanine Loan Agreement. $20,000 of the loan proceeds will be used to pay producer fees, including $10,000 to Mr. MacGregor. The $200,00 loan, plus a premium of twenty percent (20%), is due and payable on that date which is the earlier of either (a.) twelve (12) months from the date of the loan, or (b.) from allocable proceeds received by Barron’s Cove Movie, LLC related to the movie, whichever occurs first.

APHP maintains a first-priority recoupment/loan position against BARRON’S COVE, acquired August 1, 2025, from SSS Entertainment, LLC. Under the applicable agreements and security filings (UCC-1), APHP is entitled to receive first-priority distributions from specified project receipts after sales fees, distribution expenses, participations, residuals and other senior deductions (see Note 5 “Produced & Licensed Content”). As of the date of this report, APHP is evaluating the exercise of remedies under Article 9 of the New York Uniform Commercial Code, including potential foreclosure on collateral, which may result in APHP obtaining greater control over project revenues and/or related assets. There can be no assurance as to, if, or when any such remedies will be exercised or the outcome thereof.

Senior Loan Agreement with PNP Movie, LLC

PNP Movie, LLC senior loan (default; written off). In February 2024, the Company agreed to lend $97,475 to PNP Movie, LLC for a feature-length motion picture; in April 2024, the agreement was amended to provide an additional $42,525 and to use best efforts to increase aggregate financing to $597,475. As of September 30, 2025, cumulative advances totaled $196,200 ($196,200 at December 31, 2024). Under the agreement, principal plus a 20% premium was due on the earlier of twelve months from funding or receipt of allocable project proceeds.

The loan has been in default for more than 120 days, and management believes there is significant uncertainty regarding completion or release of the film. Accordingly, during the quarter ended June 30, 2025, the Company recorded a full write-off of $196,200 as impairment loss in the condensed statements of operations. No recoveries were recognized as of the reporting date. Background terms were initially disclosed in our Form 10-Q for the quarter ended June 30, 2025.

Note 5 — Produced & Licensed Content Costs (Film Projects)

BARRON’S COVE — Completed; Released.

BARRON’S COVE. On August 1, 2025, APHP acquired from SSS Entertainment, LLC a first-priority recoupment/loan position related to this title (see Note 4 “Film Production Loans and Receivables”). APHP also holds an “in Association with” credit, and Bannor Michael MacGregor holds a Producer credit. The film premiered at the Hamptons International Film Festival in October 2024 and was released in the U.S. on June 6, 2025 by Well Go USA. As reported by the producer/sales agent, a three-year U.S. streaming license with Paramount+ was executed in early October 2025 (see Note 12 “Subsequent Events”).

TURN UP THE SUN! (aka POSE) — Completed; Awaiting Release Date.

TURN UP THE SUN! (aka POSE). APHP earned an “in Association with” credit; Mr. MacGregor holds a producer credit. The film was completed and awaiting release as of September 30, 2025. APHP currently holds an option to purchase a 24% ownership position through December 31, 2025, which would require an additional investment of $725,000 to exercise. As of September 30, 2025, the option had not been exercised.

Accounting: The Company carries this asset on the balance sheet at $300,000. No revenue was recognized as of quarter-end.

Related-party note: The producer credit is held by Mr. MacGregor, the Company’s CEO. See Note 11 “Related Party Transactions”.

PROTECTOR — Completed; Awaiting Release Date.

PROTECTOR. The film was completed and awaiting release as of September 30, 2025. APHP anticipates earning an “in Association with” credit and issuing 250,000 shares to Mr. Sanghani (or an assignee), of SSS Entertainment LLC, a producer of the film, as consideration attributed to this title. To date APHP has not issued such shares, pending final negotiations and anticipates issuing the shares in Q4; APHP does not own an equity interest in the film.

Accounting: No revenue was recognized as of quarter-end.

Related-party note: A producer credit may also be granted to Mr. MacGregor, the Company’s CEO. See Note 11 “Related Party Transactions”.

THIEVES HIGHWAY — Completed; Awaiting Release Date.

THIEVES HIGHWAY. The film was completed and awaiting release as of September 30, 2025. APHP anticipates earning an “in association with” credit. APHP anticipates issuing 250,000 common shares to Mr. Sanghani (or an assignee), of SSS Entertainment, a producer of the film, as consideration attributed to this title. To date APHP has not issued such shares and is in final negotiations and anticipates issuing the shares in Q4; APHP does not own an equity interest in the film.

Accounting: No revenue was recognized as of quarter-end.

Related-party note: A producer credit may also be issued to Mr. MacGregor, the Company’s CEO. See Note 11 “Related Party Transactions”.

MOTION (aka GET DA BAG) — In Pre-Production.

MOTION (aka GET DA BAG). As of September 30, 2025, the project was in pre-production, with principal photography planned for mid-December 2025 in New Orleans, Louisiana, subject to financing, production and talent conditions. APHP expects to co-produce with SSS Entertainment and Mr. MacGregor is expected, but subject to final negotiations, to receive a Producer credit. APHP anticipates owning an ownership stake in the film subject to future investment.

Accounting: No revenue was recognized as of quarter-end.

Related-party note: A producer credit may also be issued to Mr. MacGregor, the Company’s CEO. See Note 11 “Related Party Transactions”.

Note 6 — Intangible Assets

The identifiable intangible assets consist of the following assets:

	September 30, 2025	December 31, 2024
Website placed in service	$70,000	$70,000
Software – predeployment	-	24,864
	70,000	94,864
Accumulated amortization	(36,750)	(19,250)
	$33,250	$75,614

As noted above, on March 11, 2025, the Company’s past president, Alfred John Luessenhop, Jr was assigned APHP’s rights under a Software License Agreement dated November 16, 2023, and a Microsoft Azure Cloud Services Agreement.

There were no impairment charges associated with the Company’s identifiable intangible assets during the three and nine months ended September 30, 2025 and 2024. Amortization expense totaled $5,833 and $5,833 for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense totaled $17,500 and $12,417 for the nine months ended September 30, 2025 and 2024, respectively.

Note 7 — Notes Payable and Line of Credit

Related-party notes (CEO and Noah Morgan Private Family Trust), commercial lines of credit, EIDL loan; activity during Q3.

Note Payable – Mr. MacGregor

During the nine months ended September 30, 2025, the Company borrowed $302,822, from and repaid $15,119 to Mr. MacGregor pursuant to a master loan agreement dated March 1, 2023.

During the nine months ended September 30, 2024, the Company borrowed $70,292 from and repaid $30,310 to Mr. MacGregor under the same master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

Noah Morgan Private Family Trust Loan Agreement (“NMPFT”)

During the nine months ended September 30, 2025, the Company borrowed $29,000, from and repaid $0 to NMPFT pursuant to a master loan agreement. During the nine months ended September 30, 2024, the Company borrowed $280,000 from and repaid $0 to NMPFT under the same master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC.

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

Commercial Line of Credit

During April 2024, the Company entered into a line of credit agreement with American Express. During the nine months ended September 30, 2024, the Company borrowed a total of $142,500 under the line and repaid principal of $29,052. During the nine months ended September 30, 2025, the Company borrowed a total of $1,050 under the line and repaid principal of $0. The borrowings on the line of credit bear interest at rates ranging from 16.09% to 34.3%. At present, the Company cannot draw upon the line of credit until the Company pays it down to $0. MacGregor has personally guaranteed these loans.

Labrys Fund II Loan

Labrys Fund II, L.P. Promissory Note (Sept 22, 2025). The Company issued an unsecured $115,000 promissory note to Labrys Fund II, L.P. on September 22, 2025. The note matures twelve months from issuance and permits prepaymentwithin 181 days at stated premiums. It includes a discretionary proceeds sweep on certain future financings and customary covenants/events of default; upon default, the balance is immediately due at 150%. Conversion is permitted only upon default or missed amortization, at 65% of the lowest traded price over the twenty prior trading days, subject to a 4.99% (up to 9.99%) ownership cap and share-reserve requirements. Amortization begins March 23, 2026 with monthly payments through maturity. As of September 30, 2025, there were no events of default, conversions, or prepayments.

Equity Line of Credit.

On September 12, 2025, the Company entered into an Equity Line of Credit Agreement (“ELOC”) with RH2 Equity Partners, L.P., and a related Registration Rights Agreement. The ELOC provides the Company the right, at its discretion and subject to specified conditions, to sell shares of its common stock to the investor over a 24-month period for aggregate gross purchase price up to the lesser of $100.0 million or the Maximum Common Stock Issuance (as defined therein). Proceeds, if any, are for general corporate purposes. Shares issuable, if and when issued, will be offered and sold in reliance on Section 4(a)(2) and/or Rule 506 under the Securities Act of 1933, as amended. The Company filed the Agreements as Exhibits 10.1 and 10.2 to its Current Report on Form 8-K on September 19, 2025. As of September 30, 2025, no shares had been issued and no proceeds had been received pursuant to the ELOC.

Note 8 — Equity and Equity-Based Compensation

SSS Entertainment — POSE. As previously disclosed, under a November 11, 2024 agreement the Company agreed to issue 1,000,000 common shares and to pay $725,000 for a 24% beneficial interest in Turn Up the Sun! (aka POSE), subject to a default provision requiring an additional 500,000 shares upon non-payment. During the quarter ended June 30, 2025, the Company issued 500,000 shares under that default provision. No additional shares were issued during the quarter ended September 30, 2025.

Common Stock

The Company has 1,000,000,000 common shares authorized. As of October 27, 2025, the Company has 112,899,325 shares issued and outstanding. As of October 27, 2025, the total number of shareholders of record was 333.

The Common Stock has a one share, one voting right, with no other rights. There are no provisions in the Company’s Articles of Incorporation, Articles of Amendment, or By-laws that would delay or prevent a change of control. The Board may from time to time declare, and the Company may pay, dividends on its shares in cash, property, or its own shares, except when the Corporation is insolvent, when the payment thereof would render the Company insolvent, subject to any preferential dividend rights of outstanding shares of Preferred shares or when the declaration or payment thereof would be contrary to any other state law restrictions.

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

Common Stock Activity

During the nine months ended September 30, 2024, the Company sold 691,000 shares of Common Stock resulting in total proceeds of $169,000. No shares of Common Stock were sold during the nine months ended September 30, 2025.

Preferred Stock Activity

On April 29, 2025, The Noah Morgan Private Family Trust retired ten Preferred shares of the Company in lieu of Mr. Luessenhop retiring one million shares of APHP as Mr. Luessenhop was required to do by the APHP Luessenhop Agreement dated March 11, 2025.

Note 9 — Equity Based Compensation

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

During the quarters ended September 30, 2025 and 2024, the Company recorded $73,035 and $0 of stock option expense. During the nine month periods ended September 30, 2025 and 2024, the Company recorded $379,065 and $1,258,159 of stock option expense, respectively.

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

Note 10 — Commitments and Contingencies

Potential JAMS arbitrations — consulting agreements (Sanger; Jones). Subsequent to quarter-end, JAMS administratively opened two matters styled Jonathan Sanger v. American Picture House Corporation (JAMS Case No. 5220010741) and Michael Jones v. American Picture House Corporation (JAMS Case No. 5220010727). APHP has not been served in accordance with the consulting agreements’ notice provisions and, on November 5, 2025, requested that JAMS defer arbitrator selection/administration pending proof of contract-compliant service and reserved all rights (including consolidation if properly commenced). No arbitrator has been appointed and no schedule has issued. Based on current information, management cannot conclude that a loss is probable and is unable to reasonably estimate a possible loss or range of loss, if any, at this time. APHP intends to evaluate any claims and defend its interests as appropriate,

Risks and Uncertainties – The Company’s operations are subject to significant risks and uncertainties including financial, operational, and regulatory risks, including the potential risk of business failure. The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

Note 11 — Related Party Transactions

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

During the three months ended September 30, 2025 and 2024, the Company incurred approximately $15,000 and $45,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. During the nine months ended September 30, 2025 and 2024, the Company incurred approximately $105,000 and $135,000, respectively, of professional fees to a legal firm affiliated with a member of the Board of Directors. As of September 30, 2025 and December 31, 2024, $146,000 and $94,000, respectively, were unpaid.

The Company has consulting services relationships with members of the Board whereby they were compensated a total of $15,000 and $15,000 during the three months ended September 30, 2025, and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred approximately $45,000 and $45,000, respectively to the same individuals. As of September 30, 2025 and December 31, 2024, $30,000 and $0, respectively, were accrued and unpaid.

Bannor Michael MacGregor, the Company’s Chief Executive Officer, has irrevocably waived, and has not received, the compensation otherwise payable to him under his consulting agreement for the year to date, including the quarter ended September 30, 2025.

Officer credits on third-party productions. Mr. MacGregor expects to received “Producer” credits on certain third-party titles, including PROTECTOR and THIEVES HIGHWAY. These credits do not entitle Mr. MacGregor to any cash compensation or revenue participation separate from APHP’s arrangements, and APHP does not have an ownership interest in those films. See Note 5 “Produced & Licensed Content”.

Note 12 — Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2025, to the date these consolidated financial statements were issued. Except as noted below, management has determined that it does not have any material subsequent events, other than those listed below, to disclose in these consolidated financial statements.

BARRON’S COVE — Paramount+ License. In early October 2025, the producer/sales agent reported execution of a three-year U.S. streaming license with Paramount+. APHP is not the counterparty to this license; the timing and amount of any distributions to APHP, if any, cannot be estimated at this time. See Note 5 “Produced & Licensed Content” and Note 4 “Film Production Loans and Receivables”.

Potential JAMS Arbitration. After the close of this quarter, the Company became aware that Mr. Sanger and Mr. Jones may assert claims relating to their consulting agreements and may initiate a JAMS arbitration. See Item 1 — Legal Proceedings and Note 10 “Commitments & Contingencies”.

As of October 27, 2025, APHP anticipates issuing 500,000 common shares to Mr. Sanghani (or an assignee), of SSS Entertainment, in Q4 related to APHP’s involvement in PROTECTOR and THIEVES HIGHWAY.

As of October 27, 2025, APHP had not sold any shares under the ELOC and had not received proceeds. We may elect to draw in future periods subject to the conditions in the agreements.

JAMS administrative openings; service objection. On November 5, 2025, APHP requested that JAMS defer administration in Sanger v. APHP (JAMS Case No. 5220010741) and Jones v. APHP (JAMS Case No. 5220010727) pending proof of contract-compliant service. APHP designated a service email, reserved all rights (including potential consolidation), and no arbitrator has been appointed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Recent Developments

SSS Entertainment Agreement – TURN UP THE SUN Option Extension and Barron’s Cove Acquisition

On August 1, 2025, the Company entered into an agreement with SSS Entertainment, LLC (“SSS”) to (i.) extend to December 31, 2025 its option to acquire a 24% ownership interest in the feature film TURN UP THE SUN! (aka POSE) for $725,000 and (ii.) acquire all rights, title, and interest in the feature film Barron’s Cove and related secured assets, including liens, loans, UCC-1 filings, and security interests.

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

Leadership updates. On August 30, 2025, Jonathan Sanger resigned as President. As disclosed in our Current Report on Form 8-K/A filed September 19, 2025, Mr. Sanger’s resignation followed a dispute regarding certain compensation matters under his consulting agreement and did not involve any disagreement with the Company on any other matter relating to operations, policies, or practices. Our Board has initiated a process to evaluate and implement any necessary adjustments to management responsibilities.

On September 16, 2025, Donald J. Harris resigned from our Board of Directors, effective immediately. As disclosed in our Current Report on Form 8-K filed September 19, 2025, Mr. Harris’s resignation was not the result of any disagreement with the Company on any matter relating to operations, policies, or practices. The Board is evaluating its composition following his resignation.

Capital markets update. On September 12, 2025, we entered into an Equity Line of Credit (“ELOC”) with RH2 Equity Partners, L.P., and a related Registration Rights Agreement. Under the ELOC, we may, at our election and subject to specified conditions, sell newly issued shares of our common stock to the investor over a 24-month period in an amount up to the lesser of $100 million or the “Maximum Common Stock Issuance” (as defined in the ELOC). Proceeds, if any, may be used for general corporate purposes. See “Liquidity and Capital Resources” for additional detail.

As of September 30, 2025. APHP has participated in a number of feature films at or near delivery: BARRON’S COVE, TURN UP THE SUN! (aka POSE), PROTECTOR, THIEVES HIGHWAY, and MOTION (aka GET DA BAG). Participation varies by title (first-priority recoupment/loan position, “in Association with” and Producer credits, options, and development/co-production roles). We have not recognized revenue from these projects as of September 30, 2025, unless otherwise disclosed. See Note 5 “Produced & Licensed Content” and Note 4 “Film Production Loans and Receivables” for rights, status, and accounting by title.

As of September 30, 2025, we had not sold any shares under the ELOC and had not received proceeds. We may elect to draw in future periods subject to the conditions in the agreements.

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

On October 16, 2024 the shareholders approved our Second Amended and Restated Articles of Incorporation, which amends Article VI, paragraph A. (1.) of our current Amended and Restated Articles of Incorporation to grant authorization to our Board of Directors to determine, without shareholder approval, the designations, preferences, limitations, restrictions, and relative rights of any additional classes of Preferred Stock, and variations in the relative rights and preferences as between different series. The Company filed the Second Amended and Restated Articles of Incorporation with the State of Wyoming in April 2025.

As of October 27, 2025, the Company has 1,001,000,000 shares authorized, including 1,000,000,000 common shares and 1,000,000 Preferred shares.

Common Shares - As of October 27, 2025, APHP has 1,000,000,000 common shares authorized of which 112,899,325 shares issued and outstanding. As of October 27, 2025, the total number of shareholders of record was 332. All common shares are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of Preferred shares.

Preferred Shares - As of October 27, 2025, the Company had 1,000,000 Preferred shares authorized, of which 100,000 Preferred shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred shares” herein). At present, 3,839 Series A Preferred shares are issued and outstanding. The Series A Preferred shares do not have any rights to dividends; voting - each share of Series A Preferred shares carries a superior voting right to the Company’s common shares, each Series A Preferred share shall be counted as 1,000,000 votes in any Company vote. Each Series A Preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A Preferred shares may be exchanged for 100,000 common shares. Series A Preferred shares hold a first position lien against all of the Company’s assets including but not limited to the Company’s IP (“Intellectual Property”). The Preferred shares do not have any specific redemption rights or sinking fund provisions.

Voting Control – October 27, 2025, Mr. Bannor Michael MacGregor, the Company’s Chief Executive Officer and Chairperson, beneficially owned 24,413,041 shares of the Company’s common stock (including options exercisable within 60 days), representing approximately 21.62% of the outstanding common shares. In addition, Mr. MacGregor directly and indirectly beneficially owns and controls all 3,839 issued and outstanding shares of the Company’s Series A Preferred Stock, representing 100% of that class. Each Series A Preferred Share has voting rights equal to 1,000,000 votes per share, for an aggregate of 3,839,000,000 votes. When combined with the voting rights associated with his common stock ownership, Mr. MacGregor controls voting rights equivalent to 3,863,163,041 shares of common stock, or approximately 97.75% of the Company’s total voting power.

Business Overview

American Picture House Corporation (“APHP”), also known as American Picture House Pictures, is an entertainment company focused on the development, packaging, financing and production of feature films and limited series. During 2025, APHP pivoted away from third-party consulting to concentrate on internally developed projects and selective strategic partnerships. Our objective over time is to build a disciplined slate and the organizational capabilities of a scaled independent (“mini-major”); however, there can be no assurance that we will achieve this objective.

APHP’s strategy emphasizes mid-budget projects where a substantial portion of production costs may be supported by project-level structures (e.g., pre-sales, distribution advances, production incentives/tax credits, and, where available, completion guarantees). We aim to mitigate equity exposure by assembling packages that combine bankable creative elements (script/IP, producers, directors, cast) with cost-efficient production plans (including incentive-eligible jurisdictions). We may co-produce and/or co-finance with third parties when appropriate.

As part of this approach, we acquire or option IP at a stage where prior owners/creators have already invested meaningful development effort, enabling APHP to advance the material with targeted spend (e.g., WGA rewrites/polish, packaging, schedules and budgets) while maintaining financial discipline. Where appropriate, original developers may retain a contingent participation in future project revenues. We also intend to leverage industry-standard financing tools and to engage reputable third-party advisors (agencies, legal, sales agents, banks) on a project-by-project basis.

Execution focus across the filmmaking lifecycle. APHP participates principally in:

●	Development & packaging: rights acquisition/optioning, story development, and attaching key creative elements;
●	Financing: structuring pre-sales and other project-level funding sources; and
●	Production planning: detailed budgets, schedules, incentive analysis, and risk mitigation (including completion bond evaluation where applicable).

As of the date of this report, APHP continues to develop and evaluate projects in various stages of the pipeline. Initiatives described above are subject to market conditions, third-party approvals, availability of financing, and execution risks, and there can be no assurance that any specific project will be packaged, financed, produced, or commercially successful.

Organizational Structure

At present, the Company has no employees. We do, however, utilize the services of consultants. The Company is managed by its officers. Bannor Michael MacGregor is the CEO/President, Michael Blanchard is the Secretary, and Daniel Hirsch is the Treasurer, all report to a Board of Directors. At present, only Bannor Michael MacGregor is under a Consulting Agreement.

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

Off-Balance Sheet Arrangements

None.

Results of Operations — Three Months Ended September 30, 2025 vs. 2024

	Three months ended September 30,
	2025	2024	Change $

Revenues	$-	$-	$-

Cost of revenues	-	-	-
	-	-	-

Operating Expenses:
General and administrative	67,743	315,570	(247,827)
Research and development	-	-	-
Sales and marketing	7,027	-	7,027
Total Operating Expenses	74,770	315,570	(240,800)
Net Operating Loss	(74,770)	(315,570)	240,800

Other Income (Expenses):
Interest income	-	1,332	(1,332)
Interest expense	(30,787)	(12,276)	(18,511)
Net Other Income (Expenses)	(30,787)	(10,944)	(19,843)
Loss before income taxes	(105,557)	(326,514)	220,957
Income taxes	-	-	-
Net loss	$(105,557)	$(326,514)	$220,957

Revenues and Cost of Revenues

The Company had no revenue during the three months ended September 30, 2025 and September 30, 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 were approximately $67,000 compared to approximately $316,000 for the three months ended September 30, 2024, a decrease of approximately $248,000 as management sought to significantly reduce operational spend to conserve cash resources.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2025 were approximately $7,000 compared to approximately $0 for the three months ended September 30, 2024, an increase of approximately $7,000.

Other Income (Expense)

Interest Income. Interest income for the three months ended September 30, 2025 and 2024 was minimal and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the three months ended September 30, 2025 and 2024 was $30,787 and $12,276, respectively, and was primarily related to our Economic Injury Disaster Loan (“EIDL”), commercial line of credit, related party working capital loans, and a loan a new promissory note entered into during the quarter.

Liquidity and Capital Resources

We had an accumulated deficit of approximately $8.7 million, incurred a net loss of approximately $106,000, and had cash outflows from operations of approximately $81,000 as of and for the three months ended September 30, 2025. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we develop and produce feature films. To date, we have funded our operations with proceeds from sales of Common Stock and borrowings from related parties under promissory notes. As of September 30, 2025, our cash and cash equivalents were approximately $102,00 and we were not able to meet our current obligations as they became due and payable.

Potential project distributions. Certain titles, including BARRON’S COVE, may generate future cash inflows to APHP under applicable distribution waterfalls. The timing and amount of any such inflows are uncertain and have not been assumed in our near-term liquidity plan. See Note 5 “Produced & Licensed Content” and Note 4 “Film Production Loans and Receivables”.

Operating Activities

During the three months ended September 30, 2025 and 2024, operating activities consumed approximately $81,000 and $34,000 of cash, respectively.

Investing Activities

During the three months ended September 30, 2025 and 2024, investing activities were $0.

Financing Activities

During the three months ended September 30, 2025, net cash provided by financing activities was $182,000 which was comprised of $115,000 of new debt financing and $312,000 of net new related party borrowings.

During the three months ended September 30, 2024, net cash provided by financing activities was approximately $25,000 which and was comprised primarily of related party borrowings.

Results of Operations — Nine Months Ended September 30, 2025 vs. 2024

	Nine months ended September 30,
	2025	2024	Change $

Revenues	$-	$23,003	$(23,003)

Cost of revenues	-	-	-
	-	23,003	(23,003)

Operating Expenses:
General and administrative	1,293,606	2,197,584	(903,978)
Research and development	-	703	(703)
Sales and marketing	8,857	25,325	(16,468)
Total Operating Expenses	1,302,463	2,223,612	(921,149)
Net Operating Loss	(1,302,463)	(2,200,609)	898,146

Other Income (Expenses):
Interest income	44	1,818	(1,774)
Interest expense	(52,603)	(28,281)	(24,322)
Net Other Income (Expenses)	(52,559)	(26,463)	(26,096)
Loss before income taxes	(1,355,022)	(2,227,072)	872,050
Income taxes	-	-	-
Net loss	$(1,355,022)	$(2,227,072)	$872,050

Revenues and Cost of Revenues

The Company had no revenue during the three months ended September 30, 2025 and September 30, 2024.

The Company had no revenue during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company had revenues totaling $23,000 all of which were from the BUFFALOED CAMA.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 were approximately $1,294,000 compared to approximately $2,198,000 for the nine months ended September 30, 2024, a decrease of approximately $904,000. The 2025 period included $379,000 of stock-based compensation expense compared to $1,258,000 in the 2024 period. The 2025 period also included the write-off of $196,200 of loans receivable that management determined were uncollectible, and the expiration of rights to a screenplay carried on the books at $150,834.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2025 were approximately $9,000 compared to approximately $25,000 for the nine months ended September 30, 2024, a decrease of approximately $16,000.

Other Income (Expense)

Interest Income. Interest income for the nine months ended September 30, 2025 and 2024 was minimal and consisted of interest earned on invested cash balances.

Interest Expense. Interest expense for the nine months ended September 30, 2025 and 2024 was $21,816 and $16,005, respectively, and was primarily related to our Economic Injury Disaster Loan (“EIDL”), commercial line of credit and related party working capital loans.

Liquidity and Capital Resources

Going concern, liquidity and plan. As of and for the nine months ended September 30, 2025, we had an accumulated deficit of approximately $8.6 million, incurred a net loss of approximately $1.4 million, and used approximately $325,000 of net cash in operating activities. Since inception, we have incurred significant operating losses and expect to continue to incur substantial expenses and operating losses as we develop and produce feature films. To date, we have funded operations primarily through sales of common stock and related-party borrowings under promissory notes. As of September 30, 2025, our cash and cash equivalents were approximately $102,000, we had current liabilities of approximately $1.7 million, and we have experienced a build in payables as certain expenditures have been deferred pending project financing and capital raises. We expect near-term cash requirements over the next 12 months to increase significantly, primarily for production development, G&A, and working capital. To address these requirements, we intend to utilize a combination of (i.) our Equity Line of Credit (“ELOC”) with RH2 Equity Partners, L.P., which permits, at our election and subject to conditions, sales of common stock over a 24-month period up to the lesser of $100.0 million or the “Maximum Common Stock Issuance”; (ii.) potential bridge financing and/or commercial credit lines; and (iii.) equity issuances or project-level financing. Availability under the ELOC is not assured and is subject to specified conditions and limitations; any issuances would be dilutive and could place downward pressure on our stock price. As of September 30, 2025, we had not sold any shares under the ELOC. We cannot assure you that our plans to raise capital or to complete our film development and production activities will be successful. These factors raise substantial doubt about our ability to continue as a going concern. Management believes that, if executed as planned, the actions described above would provide sufficient liquidity to fund operations; however, if we are unable to access the ELOC or other financing on acceptable terms, we may be unable to continue as a going concern. (See Note 7 “Notes Payable and Lines of Credit” for additional information regarding the ELOC).

Operating Activities

During the nine months ended September 30, 2025, operating activities consumed approximately $326,000 of cash.

During the nine months ended September 30, 2024, operating activities used approximately $783,000 of cash, including providing a $396,000 of financing to film production companies.

Investing Activities

During the nine months ended September 30, 2025 and 2024, investing activities included approximately $0 and $22,000 of costs related to development of the Company’s website.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $428,000 which was comprised of $312,000 of related party borrowings and $115,000 of new debt financing.

During the nine months ended September 30, 2024, net cash provided by financing activities was approximately $601,000 including $169,000 of proceeds from the sale of Common Stock and $454,000 of net working capital financing under a master loan agreement from a related party and a commercial line of credit.

Impairment loss.

Results for the nine months ended September 30, 2025 include a $196,200 non-cash impairment charge recorded in the second quarter of 2025 to write off the PNP Movie, LLC loan following extended default and uncertainty regarding the film’s completion. (See Note 4 “Film Production Loans and Receivables”

Other Material Developments and Trends

Ongoing Concerns.

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

We are aware of potential claims by two former consultants; see Note 10 and Item 1 — Legal Proceedings. At this time we cannot estimate a possible loss or range of loss.

Liquidity and Capital Resources

Equity Line of Credit. On September 12, 2025, we entered into an Equity Line of Credit Agreement with RH2 Equity Partners, L.P. providing us the right, but not the obligation, to direct the investor to purchase newly issued shares of our common stock over a 24-month term in an aggregate amount up to the lesser of $100.0 million or the Maximum Common Stock Issuance, subject to customary conditions and a related Registration Rights Agreement. The shares issuable under the facility, if and when issued, are to be offered and sold in reliance on Section 4(a)(2) and/or Rule 506 of Regulation D. As of September 30, 2025, we [had/had not] sold any shares pursuant to the ELOC and [had/had not] received proceeds. We filed the Agreements as exhibits to our Form 8-K on September 19, 2025.

We believe the ELOC, together with other financing options, enhances our liquidity and financial flexibility; however, any issuances under the facility would dilute existing stockholders and could exert downward pressure on our stock price. Availability is also subject to specified conditions and limitations described in the Agreements.

Loans and recoverability. Following the Q2 2025 write-off of the PNP Movie, LLC loan, we do not expect near-term cash inflows from this source. Our liquidity plan continues to rely on project-level receipts and financing, as discussed elsewhere in this report. See Note 4 “Film Production Loans and Receivables”.

Critical Accounting Policies and Estimates

Reference to the significant policies in the Notes and any material updates specific to Q3 2025 (e.g., impairment judgments, fair-value measurements).

Off-Balance Sheet Arrangements

None

Cybersecurity Update

Refer to 10-K Item 8 disclosures and note any changes during Q3 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date.

The conclusion above reflects material weaknesses in our control environment, including (i.) insufficient accounting and financial reporting personnel, (ii.) inadequate segregation of duties, and (iii.) insufficiently designed and documented controls (including certain IT general controls) at the entity and transaction levels to ensure timely identification, documentation, and review of complex or non-routine transactions and equity and insider-trading/Section 16 information.

Remediation status. During the third quarter of 2025, we implemented a quarterly reconciliation of officer and director brokerage records to the Company’s stock ownership records and enhanced Section 16 monitoring procedures. Planned remediation activities include adding qualified accounting personnel, formalizing and documenting key controls, and strengthening systems supporting the financial close and reporting process, subject to funding and hiring timelines. These measures are ongoing, and there can be no assurance that they will fully remediate the material weaknesses on the anticipated timeline.

Management changes. The resignations of Jonathan Sanger (President, effective August 30, 2025) and Donald J. Harris (Director, effective September 16, 2025) did not materially affect and are not reasonably likely to materially affect our internal control over financial reporting or our disclosure controls and procedures.

(b) Changes in Internal Control over Financial Reporting

Except for the changes described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted, during the quarter we implemented a quarterly reconciliation of officer and director brokerage records and enhanced Section 16 monitoring procedures; management believes these steps enhance our internal control over financial reporting but do not by themselves remediate the material weaknesses described above.

Item 5. Other Information

Section 16(a) Beneficial Ownership Reporting Compliance

As previously disclosed, certain transactions by executive officers were not timely reported on Forms 4 earlier in 2025. No additional untimely filings occurred during the quarter ended September 30, 2025. Subsequent to quarter-end, on October 27, 2025, the Company filed late and amended Forms 4 for certain executive officers to report previously unreported transactions. The beneficial ownership presentation in this Form 10-Q reflects these updates.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Potential JAMS arbitrations — consulting agreements. After quarter-end, JAMS administratively opened Jonathan Sanger v. American Picture House Corporation (JAMS Case No. 5220010741) and Michael Jones v. American Picture House Corporation (JAMS Case No. 5220010727). APHP has objected that it has not been served under the agreements’ notice clauses and requested that JAMS defer arbitrator selection/administration pending proof of contract-compliant service. No arbitrator has been appointed and no scheduling order has issued. APHP reserves all rights and defenses, including a request to consolidate if both matters are properly commenced.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. None. As previously disclosed in our Form 10-Q for the quarter ended June 30, 2025, the Company issued 500,000 shares of common stock to SSS Entertainment, LLC in Q2 2025 pursuant to the November 11, 2024 agreement. No unregistered sales occurred during the quarter ended September 30, 2025.

Issuer Purchases. The Company made no purchases of its equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

1) Section 16(a) — Beneficial Ownership Reporting Compliance (Q3 update)

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and holders of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports furnished to us and written representations from our officers and directors, we believe that all such filing requirements were complied with during the quarter ended September 30, 2025.

Board Nominating Procedures. There were no changes to the procedures by which shareholders may recommend nominees to the Board of Directors during the quarter ended September 30, 2025.

Trading Arrangements (Rule 10b5-1 and non-Rule 10b5-1). During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408 of Regulation S-K).

On August 1, 2025, Bannor Michael MacGregor delivered a pledge and agreement not to convert any Series A Preferred shares under his control into common stock for ninety (90) days, unless earlier released by the Board. See Note 10 “Equity/Related Parties”.

Security Ownership. There have been no material changes to the security ownership of management or certain beneficial owners since the table presented in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, other than as reflected in any Forms 4 filed during the quarter ended September 30, 2025, as discussed above.

Item 6. Exhibits

3.1	Second Amended and Restated Articles of Incorporation
3.2	Bylaws
10.1	Consulting Agreement with Bannor Michael MacGregor
10.1.1	Amended Consulting Agreement with Bannor Michael MacGregor
10.2	Economic Injury Disaster Loan (EIDL)
10.3	American Express Business Line of Credit Loan Agreement and Personal Guarantee
10.4	2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan
10.5	Asset Purchase Agreement with Bold Crayon
10.8	Master Loan Agreement between APHP and Bannor MacGregor
10.10	Yale Barron’s Cove Agreement
10.10.1	Barron’s Cove APHP Credit Designee Certification
10.13	Master Loan Agreement between APHP and NMPFT
10.14	Turn Up The Sun - Net Proceeds Purchase Term Sheet
10.15	Luessenhop APH Agreement
10.15.1	Addendum to the Luessenhop APH Agreement
10.16	APHP SSS Option
10.17	Registration Rights Agreement
10.18	ELOC Agreement
10.19	Labrys Convertible Note
14.1	Code of Ethics
14.2	Code of Ethics For Executive Officers
19.1	Insider Trading Policy
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH	Inline XBRL Taxonomy Extension Schema
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101. DEF	Inline XBRL Taxonomy Extension Definition Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PICTURE HOUSE CORPORATION

By:	/s/ Bannor Michael MacGregor
Name:	Bannor Michael MacGregor
Title:	Chief Executive Officer
Dated:	November 6, 2025

By	/s/ Daniel Hirsch
Name	Daniel Hirsch
Title:	Treasurer
Dated:	November 6, 2025

