Form 10-K
period 2025-12-31
American Picture House Corp
filed 2026-03-30
CIK 1771995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2025, to December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,538,150 based on a closing price of $0.198 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 25, 2026, the Registrant had 113,599,325 shares of common stock issued and outstanding.

I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our business strategy, planned and prospective film and limited series development, production and distribution activities, anticipated licensing and other revenue opportunities, capital resources, liquidity, ability to finance operations and projects, ability to consummate transactions and arrangements with third parties, anticipated operating results, and other statements that are not historical facts. Words such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “could,” “would,” “should,” “target,” “seek,” “potential,” “likely,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are based on our current expectations, estimates and assumptions and are subject to significant risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ materially include, among others: our ability to obtain and maintain adequate liquidity and access to capital; our ability to execute our business plan and develop and monetize film and limited series projects; the timing, availability and terms of financing arrangements, including any equity or debt financings; our ability to enter into, maintain and perform under distribution, licensing, talent, production and other third-party agreements; the performance of our content and the demand for filmed entertainment; production and completion risks, including scheduling, budget, personnel and supply-chain risks; risks relating to intellectual property and contractual rights; risks relating to litigation, claims or arbitration proceedings; and other risks and uncertainties described under Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events, changed assumptions, or otherwise.

PART I

ITEM 1. BUSINESS

Unless otherwise indicated (or the context otherwise requires), references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our,” “APH”, and “APHP” refer to American Picture House Corporation, a Wyoming corporation. References to “revenues” are to net revenues. References to “U.S. dollars,” “dollars,” and “$” are to the lawful currency of the United States of America.

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

As of March 25, 2026, the Company has 1,001,000,000 shares authorized, including 1,000,000,000 common shares and 1,000,000 preferred shares.

Common Shares - As of March 25, 2026, APHP has 1,000,000,000 common shares authorized of which 113,599,325 shares issued and outstanding. As of March 25, 2026, the total number of shareholders of record was 336. All common shares are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of preferred shares.

Preferred Shares - As of March 25, 2026, the Company had 1,000,000 preferred shares authorized, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). At present, 3,839 Series A preferred shares are issued and outstanding. The Series A preferred shares do not have any rights to dividends; voting - each share of Series A preferred shares carries a superior voting right to the Company’s common shares, each Series A preferred share shall be counted as 1,000,000 votes in any Company vote. Each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares. Series A preferred shares hold a first position lien against all of the Company’s assets including but not limited to the Company’s IP (“Intellectual Property”). The Preferred shares do not have any specific redemption rights or sinking fund provisions.

Voting Control - Bannor Michael MacGregor, our Chief Executive Officer and Chairperson of the Board of Directors, beneficially owns 21,231,503 shares of the Company’s common stock, consisting of 21,136,048 shares held indirectly through The Noah Morgan Private Family Trust (the “NMPF Trust”) and 95,455 shares held directly by Mr. MacGregor, representing approximately 18.69% of the Company’s outstanding common stock. Mr. MacGregor also directly and indirectly beneficially owns all 3,839 issued and outstanding shares of the Company’s Series A Preferred Stock, consisting of 3,819 shares held directly by Mr. MacGregor and 20 shares held indirectly through Bold Crayon Corporation (“Bold Crayon”). Each share of Series A Preferred Stock is entitled to 1,000,000 votes on all matters submitted to a vote of stockholders. Accordingly, Mr. MacGregor beneficially controls an aggregate of 3,860,231,503 votes, representing approximately 97.66% of the total voting power of the Company’s outstanding voting securities.

Business Overview

American Picture House Corporation (“APHP”), also known as American Picture House Pictures, is an entertainment company focused on the development, packaging, financing and production of feature films and limited series. During 2025, APHP pivoted away from third-party consulting to concentrate on internally developed projects and selective strategic partnerships. We seek to operate as a publicly traded independent film co-financier and co-producer that applies disciplined underwriting and structured deal terms to a segment of the independent film market that has historically exhibited uneven budgeting practices, misaligned incentives among stakeholders, and limited transparency into project-level economics.

Two complementary business approaches

We generally pursue two complementary approaches to participating in projects:

(1) Structured film finance and senior/priority recoupment positions. We may provide or arrange project financing through structures intended to prioritize return of capital, including senior secured production lending, first-priority recoupment positions, and other receivable- or lien-based structures. Under applicable agreements and, where applicable, security filings (including UCC-1 filings), these positions may entitle APHP to receive priority distributions from specified project receipts after customary sales fees, distribution expenses, participations, residuals and other senior deductions. While these structures are intended to reduce exposure relative to subordinated equity participation, they do not eliminate risk.

(2) Owned or controlled library and intellectual property. We also seek to build an owned or controlled library over time by acquiring or optioning intellectual properties and, where appropriate, obtaining negative ownership or other rights in projects. We may target situations where meaningful development investment has already occurred or where prior stakeholders are seeking liquidity or strategic repositioning. These strategies may involve additional capital requirements, longer time horizons, and greater sensitivity to distribution and marketing outcomes.

Portfolio and participation in projects

As of March 25, 2026 and during 2025, APHP has participated in the following feature film projects:

●	BARRON’S COVE (director: Evan Ari Kelman; lead: Garrett Hedlund)
●	POSE (director: Jamie Adams; lead: James McAvoy)
●	THIEVES HIGHWAY (director: Jesse V. Johnson; lead: Aaron Eckhart)
●	PROTECTOR (director: Adrian Grünberg; lead: Milla Jovovich)
●	MOTION (director: Tim McCann; lead: Tiffany Haddish)

Our participation varies by title and may include project financing and related recoupment or loan positions, “In Association With” and producer credits (in each case, only to the extent provided under applicable agreements), production company and co-production roles, and other strategic arrangements.

Release and status

BARRON’S COVE, POSE and THIEVES HIGHWAY were released in 2025. PROTECTOR was released in U.S. theaters on March 6, 2026. MOTION is in post-production; APHP served as a production company co-financing and co-production company on the film, and the Company is currently targeting a release during the second quarter of 2026, although timing is subject to change.

Selected highlights during 2025 and early 2026

●	BARRON’S COVE (released June 6, 2025). APHP participated through a senior recoupment/loan position and, pursuant to Amendment No. 1 dated December 29, 2025, is entitled to receive Net Revenues subject to a defined inter-party waterfall (including a first-priority $1,150,000 amount, followed by an 85%/15% split to SSS and APHP, respectively, until SSS recoupment, and thereafter 100% to APHP). APHP received an “In Association With” credit pursuant to applicable agreements; Mr. MacGregor received a producer credit pursuant to applicable agreements.
●	POSE (released December 5, 2025). APHP received an “In Association With” credit pursuant to applicable agreements; Mr. MacGregor received a producer credit pursuant to applicable agreements.
●	THIEVES HIGHWAY (released December 16, 2025). APHP received an “In Association With” credit pursuant to applicable agreements; Mr. MacGregor received a producer credit pursuant to applicable agreements.
●	PROTECTOR (released March 6, 2026). APHP is entitled to an “In Association With” credit pursuant to applicable agreements.
●	MOTION (in post-production; targeted for a second quarter 2026 release). APHP served as a production company and is entitled to a production company credit pursuant to applicable agreements; Mr. MacGregor is entitled to a producer credit pursuant to applicable agreements.

We may also evaluate additional opportunities to invest in or finance other projects, including documentary and IP-adjacent opportunities identified by management and partners from time to time.

Strategic focus and operating plan

We primarily focus on mid-budget productions where a substantial portion of a project’s financing plan may be supported through project-level structures and contracted or expected sources of repayment, such as intellectual property rights, pre-sales and other licensing arrangements, distribution advances, production incentives and tax credits, grants, and, where available, completion guarantees. We seek to assemble production packages that combine bankable creative elements (including script/IP, producers, directors and cast) with cost-efficient production plans, including the selection of incentive-eligible jurisdictions and disciplined budgeting.

We also prioritize building public-company governance, reporting, and financial controls that support repeatable underwriting and integrated portfolio reporting. We view reliable financial reporting and auditable deal documentation as operational capabilities that can facilitate capital access and strategic transactions, although there can be no assurance that these efforts will be successful or that we will achieve any particular financing, liquidity, or uplisting objectives.

From an operational standpoint, management’s current plan is organized around three overlapping phases:

Phase 1 (through approximately Q2 2026): Execute and refine. Execute smaller, economically rational transactions intended to generate project participation and to refine underwriting, documentation, and portfolio monitoring processes.

Phase 2 (concurrent): Consolidate and integrate. Consolidate existing film investments and special purpose structures, where applicable, into integrated internal reporting and external disclosure frameworks designed to support public-company reporting requirements.

Phase 3 (beginning in 2026): Scale selectively. Subject to capital availability and market conditions, expand the financing activity and build the owned/controlled library through selective acquisitions, options, and co-production arrangements.

These phases reflect management’s current expectations and are subject to change based on market conditions, capital availability, project performance, and other factors.

Capital resources and approach to financing

We seek to manage our capital structure with a focus on flexibility and dilution awareness. We may finance operations and investments through a combination of cash flows, equity issuances, and other financing arrangements. In assessing financing alternatives, we seek to avoid structures that could create significant refinancing risk, disproportionate effective cost of capital, or destabilizing dilution; however, we may nonetheless enter into financings on terms that are less favorable than desired depending on our liquidity needs and capital market conditions.

In certain instances, we may use equity-based compensation or equity issuances in connection with services or project participation. Any such issuances may be dilutive to existing shareholders, and the terms of these arrangements may affect our stockholders’ interests. See Item 7. Management’s Discussion and Analysis and Item 12. Security Ownership (as applicable), and our financial statements and related notes for additional information.

Future financings may include convertible instruments and equity-linked features that could be dilutive to existing stockholders and may impose restrictive covenants or other burdens on the Company.

Strategy across the filmmaking lifecycle

To describe APHP’s business model, the filmmaking process can be viewed in five primary stages: (1) development; (2) pre-production; (3) production; (4) post-production; and (5) distribution. APHP seeks to participate meaningfully across these stages, with particular emphasis on development, packaging and financing, and, where appropriate, production company or co-production roles, with the goal of positioning projects for both creative execution and commercial outcomes. Our role in any stage is determined by project needs, risk allocation, and the economic terms available to us.

Intellectual property and value creation

Intellectual property and other proprietary rights are important to our business and may provide a competitive advantage. We use reasonable efforts to protect our proprietary information, trade secrets and contractual rights; however, we cannot assure that our employees, consultants, contractors or advisors will not, unintentionally or otherwise, disclose proprietary information to competitors or other third parties.

Strategy to build value from intellectual property. APHP’s strategy includes acquiring or optioning intellectual properties, such as book rights, screenplays and scripts, that have undergone meaningful development investment. In certain cases, such properties may have been advanced by original creators or teams that later paused or discontinued development for budgetary, timing or strategic reasons. By targeting projects at this stage, APHP seeks to acquire entertainment assets at a reduced upfront cost and deploy resources toward advancing the project through the development and packaging process. Where applicable, we may provide original creators or prior stakeholders with contractual participation in future revenues.

Value creation initiatives. After acquiring or optioning a property, APHP seeks to increase its value through a structured development and packaging process, which may include: engaging professional writers to develop and refine material; attaching producers, directors and talent; evaluating and pursuing domestic and international distribution opportunities, including pre-sales where appropriate; identifying financing and banking relationships; retaining experienced legal counsel and other advisors; selecting locations that may provide production incentives; preparing budgets and financing plans; securing completion bonds where appropriate; and developing production and marketing materials to support financing and distribution discussions.

Intellectual Properties

In addition, courts outside the United States are sometimes less willing to protect trade secrets. We periodically review third-party proprietary rights, including copyright and trademark registrations and applications, in an effort to avoid infringement of third-party rights and to protect our own, identify licensing or partnership opportunities and monitor intellectual property claims of others. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our rights could result in competitors offering similar content or services, potentially resulting in loss of competitive advantage.

Existing copyright, trademark and trade secret laws afford only limited protection, and the laws of some foreign jurisdictions do not protect proprietary rights to the same extent as in the United States. Litigation may be necessary in the future to protect our trade secrets or determine the validity and scope of proprietary rights of others, which could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

Owned screenplays. As of December 31, 2025, we owned 100% of certain screenplay properties and maintained related copyrights with the U.S. Copyright Office, including:

●	THIEF (Karl Gajdusek);
●	ACE IN THE HOLE (Richard D’Ovidio)
●	Additional THIEF-related titles; and
●	SPREAD THE WORD (Michael Andrews).

Selected participation interests in completed or distributed titles. From time to time, we may hold contractual participation interests and/or rights associated with completed or distributed titles. For example, we hold an ownership interest in certain intellectual property associated with the motion picture BUFFALOED, a title for which Mr. MacGregor received a producer credit, and we hold a contractual participation interest in certain receipts collected through a third-party collection account management arrangement administered by Fintage Collection Account Management B.V., pursuant to applicable project documentation.

POSE (formerly TURN UP THE SUN!). Pursuant to applicable project documentation, APHP holds a contractual right to acquire a 24% beneficial ownership interest in the project currently titled POSE. APHP received an “In Association With” credit on the project, and Bannor Michael MacGregor is entitled to a producer credit, in each case pursuant to the applicable agreements.

While we consider our intellectual properties and related contractual rights to be assets, we do not believe that our competitive position is dependent primarily on any single entertainment property. We nevertheless face intellectual property-related risks. For more information, see Item 1A. Risk Factors.

Film Production Loans

BARRON’S COVE. In February 2024, we provided a $200,000 senior mezzanine loan to Barron’s Cove Movie, LLC. In addition, on August 1, 2025, we acquired from SSS Entertainment, LLC a first-priority recoupment/loan position and related secured rights with respect to BARRON’S COVE, including through applicable agreements and UCC filings.

BARRON’S COVE. December 29, 2025 amendment to revenue allocation. On December 29, 2025, the Company entered into Amendment No. 1 to its August 1, 2025 agreement with SSS Entertainment, LLC (“SSS”) relating to BARRON’S COVE and POSE. The amendment establishes an inter-party revenue collection and allocation waterfall under which the Company is entitled to receive one hundred percent (100%) of Net Revenues until the Company has received an aggregate $1,150,000 (the “APHP Priority Amount”), after which Net Revenues are allocated 85% to SSS and 15% to the Company until SSS has received the SSS Recoupment Amount, and thereafter one hundred percent (100%) of subsequent Net Revenues are retained by the Company. The amendment also contains reporting, inspection, and quarterly disbursement timing provisions. These summaries are qualified in their entirety by the applicable agreements and related documentation.

PNP Movie, LLC. In connection with a separate project-level lending arrangement, the Company’s senior loan to PNP Movie, LLC entered into in 2024 went into default and, during 2025, the Company recorded a full write-off of the loan receivable. See Note 4 – Film Production Loans for additional information.

These summaries are qualified in their entirety by the applicable agreements and related documentation.

Competition

Our business operates in highly competitive markets. We compete not only with other film and media companies, but also with other forms of entertainment and discretionary spending, including travel, sporting events, outdoor recreation and other cultural activities. Competition occurs across multiple dimensions, including access to attractive intellectual property and underlying rights, the availability and cost of talent and experienced producers and directors, access to project financing and other capital, distribution and sales relationships, and the timing, marketing and performance of competing content released into the marketplace.

Depending on the project and the nature of our participation, which may include development, packaging, production, co-production, and structured project finance, we may compete with major studios and global streaming platforms, large and small independent studios, independent production and financing companies, independent distributors and sales agents, and specialty entertainment financing providers. Many of these competitors have substantially greater financial, technical, marketing and distribution resources, longer operating histories, and more established relationships with talent and distribution partners than we do.

In the independent film segment specifically, we compete for acquisition and co-financing opportunities with a range of privately held and publicly traded production, distribution and financing companies, as well as with specialty lenders that provide project-level debt and mezzanine financing to independent producers. We believe that our competitive position is differentiated by our disciplined underwriting standards, our focus on senior or priority capital positions with defined waterfall structures, our public-company governance framework, and our strategy of building an owned and controlled content library. However, there can be no assurance that these factors will prove sufficient to compete effectively against better-capitalized or more established participants.

Employees and Human Capital Resources

As of December 31, 2025, the Company had no employees. We utilize the services of consultants and other independent contractors in connection with corporate operations and, where applicable, project development, packaging and financing activities. The Company is managed by its officers, who report to the Board of Directors. Bannor Michael MacGregor serves as the Company’s Chief Executive Officer and President, Michael Blanchard serves as Secretary, and Daniel Hirsch serves as Treasurer. As of December 31, 2025 (and through the date of this report), Mr. MacGregor, Mr. Blanchard, and Mr. Hirsch are under consulting agreements.

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

Our Offices

The Company maintains three virtual offices in New York, NY, Raleigh, NC, and Los Angeles, CA.

Available Information

Our periodic and current reports, and amendments to those reports, are available free of charge through the SEC’s EDGAR system at www.sec.gov.

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, results of operations and financial condition. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that case, the trading price of our common shares could decline, and you may lose all or part of your investment.

Risks Related to Our Company

We face substantial capital requirements and financial risks.

We may not be able to continue as a going concern.

Our ability to continue operations depends on our ability to generate sufficient cash flows and/or obtain additional financing. We have incurred losses and may continue to incur losses, and we may be unable to raise additional capital when needed or on acceptable terms. If we are unable to obtain additional financing or otherwise improve liquidity, we may be required to reduce, delay or discontinue aspects of our business plan, including development, packaging, financing and production activities.

A lack of liquidity could also result in defaults under contractual obligations, disputes with counterparties, and an inability to maintain or protect rights in intellectual property and project-related positions. Any of these outcomes could materially and adversely affect our business, results of operations and financial condition, and could result in a cessation of operations.

We have had losses, and we cannot assure future profitability.

We have reported operating losses for fiscal years 2025 and 2024. Our accumulated deficit was approximately $7.8 million at December 31, 2025. We cannot assure you we will continue to operate profitably, and if we cannot, we may not be able to meet our debt service, working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions. As of December 31, 2025, the Company had negative operating capital.

We face substantial capital requirements and financial risks.

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from our revolving credit facility and from other sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters, distributors, tax shelters, government and industry programs and studios, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and limited series programs. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

Budget overruns may adversely affect our business. Our business model requires that we be efficient in production of our motion pictures. Actual motion picture and limited series production costs often exceed their budget, sometimes significantly. The production, completion and distribution of motion pictures and limited series productions are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or limited series production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

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

Production, distribution and marketing costs may rise faster than growth in theatrical revenues and other monetization opportunities, increasing our dependence on revenues from streaming, digital distribution, ad-supported platforms, television, international markets, limited series and other ancillary or emerging distribution channels. If we are unable to secure or successfully exploit these revenue streams on commercially reasonable terms, our business, results of operations and financial condition could be materially adversely affected.

Convertible or equity-linked financings could cause substantial dilution and downward pressure on our stock price.

We have issued, and may in the future issue, convertible or equity-linked instruments, including instruments with variable conversion features and share reservation mechanics. Conversions, settlements, or other issuances under these instruments could result in substantial dilution to existing stockholders. In addition, the potential for significant future issuances may create downward pressure on the trading price of our common stock, increase volatility, and make it more difficult for us to raise capital on favorable terms, or at all.

These instruments may also include beneficial ownership limitations, price lookback provisions, and other terms that can affect the timing and amount of shares issued.

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

Our project-level lending, recoupment positions and other financing arrangements may not result in repayment or priority returns.

From time to time, we participate in projects through lending arrangements, receivable- or lien-based structures, and recoupment positions that are intended to prioritize return of capital. However, repayment and priority returns depend on numerous factors that are outside our control, including the completion and commercial performance of the applicable project, the accuracy and timeliness of accounting and reporting by third parties, and the willingness and ability of counterparties to perform under applicable agreements.

Our ability to realize value from these positions may be limited by contractual waterfalls and customary senior deductions, including sales fees, distribution expenses, participations, guild obligations, residuals and other charges that may reduce or delay net receipts available for repayment or recoupment. In addition, security interests and “priority” rights are only as effective as the underlying documentation and applicable law; disputes regarding chain-of-title, competing claims, intercreditor arrangements, perfection, priority, or enforceability could reduce or eliminate recoveries and may require costly and time-consuming enforcement efforts.

In addition, certain project rights and enforcement expectations may be affected by third-party bankruptcy proceedings involving prior stakeholders, which could adversely affect the enforceability, priority, timing, or availability of collections for particular titles.

Any failure to collect amounts due, delays in collections, or increased enforcement and dispute costs could materially and adversely affect our business, results of operations and financial condition.

If we were deemed an “investment company” under the Investment Company Act of 1940, we could be subject to significant additional regulatory requirements.

We engage in a mix of development, packaging, production-related activities and, from time to time, project-level financing arrangements. If our activities were characterized in a manner that caused us to be deemed an investment company under the Investment Company Act of 1940, we could become subject to substantial additional regulation, including restrictions on operations, capital structure, transactions with affiliates and reporting requirements.

Compliance with these requirements could impose significant costs, could restrict our ability to execute our business plan, and could require changes to our operations or asset composition. Any such outcome could materially and adversely affect our business, results of operations and financial condition.

We rely on third parties for the collection, reporting and remittance of project receipts, which may be delayed, disputed or incomplete.

In many cases, project revenues (and therefore amounts available for repayment, recoupment or participation) are collected, administered, reported and remitted by third parties, such as distributors, sales agents, collection account managers and other intermediaries. These third parties may apply reserves, set-offs, chargebacks or expense allocations, may be subject to their own operational constraints or insolvency risks, and may not provide information at the level of detail or frequency we expect.

We may have limited practical ability to verify reported receipts in real time or to promptly enforce audit and reporting rights, particularly where counterparties are located outside the United States or where project documentation includes dispute resolution procedures that can be costly or slow. Delays, disputes, withheld remittances, or incomplete reporting could materially reduce or defer amounts otherwise available to us.

Our financing and production plans may depend on production incentives and tax credits, which may be unavailable, reduced, delayed, audited or recaptured.

We may evaluate or structure projects based on the availability of production incentives, rebates, grants or tax credits offered by governmental authorities. These programs may be modified, reduced, suspended or eliminated, and eligibility often depends on strict compliance with program requirements, including timing, budget, documentation and local spending thresholds.

Even where incentives are expected, payments may be delayed due to administrative backlogs or disputes, and incentives may be subject to audit or recapture. If incentives are not realized at the expected amounts or on the expected timeline, projected project economics may be adversely affected, and our ability to recover invested amounts or achieve anticipated returns could be materially impaired.

If projects are not completed and delivered on time and in accordance with delivery requirements, revenues and recoupment may be delayed or not realized.

The timing and amount of revenues and other receipts associated with film and limited series projects may depend on timely completion, delivery and acceptance under distribution, licensing and other agreements. Projects can be delayed or disrupted by numerous factors, including scheduling issues, availability of talent and crew, post-production complexity, unexpected costs, disputes, force majeure events, and changes in distribution or marketing plans.

If a project is not delivered on time, does not meet technical or contractual delivery requirements, or is not accepted by the applicable counterparty, associated receipts may be delayed, reduced, or not received, which could adversely affect our liquidity and our ability to recover invested amounts.

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

A significant portion of our filmed content library revenues comes from a small number of titles. We depend on a limited number of titles for the majority of the revenues generated by our filmed and limited series content library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. If we cannot acquire new product and rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, it could have a material adverse effect on our business, results of operations or financial condition.

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

Our success depends on the commercial success of motion pictures which is unpredictable. Operating in the motion picture and limited series industry involves a substantial degree of risk.

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

In addition, because a motion picture’s performance in ancillary markets, such as streaming, digital distribution, television licensing and international distribution, is often directly related to its box office performance, and because a limited series program’s performance is often directly related to ratings, audience engagement and platform demand, poor box office results, poor ratings or weak audience engagement may negatively affect future revenue streams. Our success depends on the experience and judgment of our management in selecting and developing new investment and production opportunities. We cannot assure you that our motion pictures will obtain favorable reviews, perform well at the box office or across ancillary markets, or that broadcasters, streaming platforms or other distributors will license rights to distribute any of our limited series programs in development or renew licenses for programs in our library. If we fail to achieve any of the foregoing, our business, results of operations and financial condition could be materially adversely affected.

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

We could be adversely affected by strikes or other union job actions. The motion picture and limited series programs produced by us generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements.

We face substantial competition in all aspects of our business.

We are smaller and less diversified than many of our competitors. Although we are an independent distributor and producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including limited series networks and cable channels, that can provide both means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and limited series operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

Technological advances may reduce our ability to exploit our motion pictures. Technological changes and evolving consumer viewing habits may reduce our ability to exploit our motion pictures and other content.

The entertainment industry continues to undergo significant technological and commercial change. Consumer viewing has shifted toward subscription streaming, ad-supported streaming, FAST channels, mobile and connected-TV viewing, and other digital platforms, while release windows, licensing practices, advertising models and platform economics continue to evolve. These developments may reduce the value of certain distribution channels, make audience discovery more difficult, and adversely affect the revenues we are able to generate from our titles.

In addition, larger studios, streamers, distributors and media companies generally have greater financial, marketing, data, technology and distribution resources than we do, which may limit our ability to obtain favorable distribution arrangements, platform placement, marketing support or licensing terms. We also may face uncertainty regarding whether we possess all rights necessary to exploit certain titles across new and emerging technologies, platforms and business models.

If we are unable to adapt to technological change, changing consumer preferences and evolving distribution models, or if we are unable to secure, enforce or exploit the rights necessary to monetize our content across those channels, our business, results of operations and financial condition could be materially adversely affected.

The loss of key personnel could adversely affect our business.

Our success depends to a significant degree upon the efforts, contributions and abilities of our senior management. We cannot assure you that the services of our key personnel will continue to be available to us or that we will be able to successfully renegotiate such employment or consulting agreements. The loss of services of any key employees or consultants could have a material adverse effect on our business, results of operations or financial condition.

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

We may become involved in disputes regarding contractual credit rights, which could harm our reputation and business relationships.

In connection with certain projects, we may have contractual rights to specified credits and/or may support arrangements under which our officers or other participants receive credit. Credit determinations are often subject to customary industry practices, approvals by multiple parties, guild considerations, and contractual interpretation. Disputes may arise regarding whether credits are provided in the manner contemplated by applicable agreements.

Credit-related disputes can be costly, can divert management time, and may negatively affect our relationships with producers, financiers, distributors and other counterparties. Any reputational harm could reduce future deal flow or impair our ability to participate in projects on favorable terms.

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

Our common shareholders face the risk of substantial dilution of their voting rights and reduced influence over corporate matters as a result of the Company’s Series A preferred shares and the concentration of voting control in our Chief Executive Officer and Chairperson of the Board of Directors, Bannor Michael MacGregor. As of March 25, 2026, the Company had 113,599,325 shares of common stock outstanding and 3,839 shares of Series A preferred stock outstanding. Each share of Series A preferred stock is entitled to 1,000,000 votes and is convertible into 100,000 shares of common stock. Mr. MacGregor beneficially owns 21,231,503 shares of common stock and 100% of the Company’s issued and outstanding Series A preferred stock. As a result, Mr. MacGregor controls a substantial majority of the Company’s voting power and has the ability to control the election of directors and the outcome of substantially all matters submitted to a vote of shareholders, including the approval of significant corporate transactions. This concentration of voting control may delay, deter or prevent a change in control, merger, consolidation, tender offer or other business combination that other shareholders may believe is in their best interests. In addition, because the Series A preferred shares are convertible into common stock, the exercise or conversion of such securities could substantially dilute the equity and voting interests of holders of our common stock. Further, because Mr. MacGregor may retain voting control through ownership of the Series A preferred shares even if he reduces his economic ownership of the Company’s common stock, the interests of Mr. MacGregor may not always align with the interests of other shareholders.

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

The Company’s shares price is likely to be volatile. The shares market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Common Shares at or above their purchase price. The market price for the Company’s Common Shares may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

●	The success or failure of the Company’s efforts to acquire, license or develop additional products;
●	Innovations or new products developed by the Company or its competitors;
●	Announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital, commitments:
●	Manufacturing, supply or distribution delays or shortages;
●	Any changes to the Company’s relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
●	Achievement of expected product sales and profitability;
●	Variations in the Company’s financial results or those of companies that are perceived to be similar to the Company;
●	Trading volume of the Company’s Common Shares;
●	An inability to obtain additional funding;
●	Sales of the Company’s shares by insiders and shareholders;
●	General economic, industry and market conditions other events or factors, many of which are beyond the Company’s control;
●	Additions or departures of key personnel; and
●	Intellectual property, product liability or other litigation against the Company.

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

Our Chief Executive Officer and Chairperson of the Board of Directors holds a significant percentage of our outstanding voting securities, which could reduce the ability of minority shareholders to effect certain corporate actions.

Our Chief Executive Officer and Chairperson of the Board of Directors, Bannor Michael MacGregor, is the beneficial owner of 21,231,503 shares of common stock, which controls 18.69% of the outstanding common voting shares. Mr. MacGregor is the beneficial owner of 100% of the Company’s 3,839 shares of issued and outstanding Series A preferred stock. The Company’s Series A preferred shares have voting rights equal to 1,000,000 votes per each one share. As such, Mr. MacGregor has voting rights equal to 3,860,231,503 shares of common stock and thus 97.66% control of any item brought before shareholders requiring a vote. As a result of this ownership, Mr. MacGregor possesses and can continue to possess significant influence and can elect and can continue to elect a majority of our Board of Directors and authorize or prevent proposed significant corporate transactions. Mr. MacGregor’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Bannor Michael MacGregor, Chairperson and CEO, holds substantial control over the Company. As a result, Mr. MacGregor, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. Mr. MacGregor controls 18.69% of the Company’s common shares. Additionally, Mr. MacGregor controls 3,839 Series A Preferred Shares that have voting rights equivalent to 3,839,000,000 common shares.

We are dependent on the continued services of our Chairperson and CEO, and if we fail to keep them or fail to attract and retain qualified senior executives and key technical personnel, our business may not be able to expand.

We are dependent on the continued services of Chairperson/CEO, Bannor Michael MacGregor and the availability of new executives to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

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

Conflicts/Related Party. Our controlling stockholder and officers may enter into related-party arrangements, including with respect to advances, repayment priorities, or assignments of Company obligations, and these arrangements may create conflicts of interest and may not be negotiated on terms that are as favorable as could be obtained from unaffiliated third parties

Risks Relating to Our Company and Industry

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

We have no employees and rely on consultants and third parties, which may limit our ability to execute our strategy and maintain effective controls.

We currently rely on consultants, independent contractors and other third parties for corporate operations and, where applicable, project development, packaging and financing activities. This reliance may limit our ability to scale operations, retain institutional knowledge, and implement and maintain consistent processes, including financial reporting and disclosure controls.

If we are unable to attract, retain and effectively manage qualified consultants and other service providers, or if key relationships are disrupted, we may experience delays in execution, increased costs, operational inefficiencies, and increased risk of control deficiencies. Any of these outcomes could materially and adversely affect our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

We maintain a risk management program designed to identify, assess and manage cybersecurity risks, including risks associated with third-party service providers and technology platforms we rely upon. Our cybersecurity risk management processes are considered as part of our broader risk management and financial reporting processes, as applicable to our current operating profile. Management and the Board of Directors provide oversight of cybersecurity risk management. As of the date of this report, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition.

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, unauthorized access to systems or information, intellectual property theft, fraud and extortion. As we are a developing company, we currently do not have any employees and we operate with a limited internal information technology footprint. Accordingly, our cybersecurity risk management efforts currently focus primarily on safeguarding access to key business systems and information, managing third-party and vendor-related cybersecurity risks, and maintaining policies and procedures that we expect to formalize and expand as our operations grow. In anticipation of growth, we are formulating a cybersecurity program built on operations and compliance foundations. Operations focus on detection, prevention, measurement, analysis, and response to cybersecurity alerts and incidents and on emerging threats. Compliance establishes oversight of our cybersecurity program by creating risk-based controls designed to protect the integrity, confidentiality, accessibility, and availability of company data stored, processed, or transferred.

Our corporate cybersecurity program is being designed with the assistance of our IT consultant, who is responsible for supporting our information security strategy, policy development, and incident preparedness, including cybersecurity threat detection and response planning. Our consultant has information technology and program management experience. Our IT consultant reports to our Chief Executive Officer.

Our cybersecurity risk management program is intended to:

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

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program and may receive periodic updates from management regarding cybersecurity risks and preparedness.

ITEM 2. PROPERTIES

The Company maintains virtual offices in New York, New York, Raleigh, North Carolina, and Los Angeles, California. We believe our office arrangements are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in pending arbitration proceedings arising out of certain consulting agreements. During 2025, demands for arbitration were submitted to JAMS in Jonathan Sanger v. American Picture House Corporation (JAMS Case No. 5220010741) and Michael Jones v. American Picture House Corporation (JAMS Case No. 5220010727). JAMS has advised the Company that the Jones matter has been consolidated with the Sanger-caption matter under Case No. 5220010741. The Company disputes the claims asserted and reserves all rights, objections and defenses, including with respect to commencement, service and arbitrability. Based on information currently available, management cannot conclude that a loss is probable and cannot reasonably estimate a possible loss or range of loss, if any, at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are qualified for quotation on the OTC Markets - OTC:QB under the symbol “APHP”. On March 25, 2026, the highest trade was for $0.3400 and the low was $0.0105. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2025:	$0.3400	$0.0105
First Quarter	$0.3400	$0.2150
Second Quarter	$0.3079	$0.1211
Third Quarter	$0.2499	$0.1000
Fourth Quarter	$0.2620	$0.0150

Fiscal year ended December 31, 2024:	$0.3500	$0.1450
First Quarter	$0.3300	$0.2201
Second Quarter	$0.3500	$0.1500
Third Quarter	$0.3500	$0.1450
Fourth Quarter	$0.3400	$0.2010

Holders

As of March 25, 2026, we had 336 shareholders of record of common shares per our transfer agent’s shareholder list with others in street name.

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

Equity Compensation Plan Information

On December 13, 2023, the Board of Directors approved the American Picture House Corporation 2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan (the “Plan”). The Plan is administered by the Board of Directors and provides for grants of options to purchase shares of the Company’s authorized but unissued common stock, which options may be either incentive stock options or nonqualified stock options. As originally adopted, the maximum number of shares of common stock that could be issued pursuant to awards granted under the Plan was 10,000,000 shares. In November 2024, the Company’s stockholders approved an increase in the number of shares issuable under the Plan, subject to an overall limitation equal to twenty percent (20%) of the Company’s issued and outstanding common shares at the time of grant. If any outstanding options expire, terminate, or are forfeited for any reason, the shares subject to such options that are not exercised may again become available for grant under the Plan.

During 2024, the Company granted an aggregate of 10,653,438 stock options under the Plan, consisting of (i) 5,083,471 options granted on February 8, 2024, of which 500,000 were later forfeited, and (ii) 5,569,967 options granted on November 21, 2024 following stockholder approval of the increase in the number of shares issuable under the Plan. During 2025, the Company did not grant any additional options, and an aggregate of 6,319,967 stock options were forfeited. As of December 31, 2025, 3,833,471 options remained outstanding with an exercise price of $0.0125 per share. Subsequent to year end, on January 15, 2026, the Company granted an additional 500,000 stock options under the Plan.

Common and Preferred Shares

Our authorized capital shares consist of 1,000,000,000 common shares and 1,000,000 preferred shares, par value $0.0001 per share, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). As of March 25, 2026, there were 113,599,325 common shares issued and outstanding and 3,839 Series A preferred shares issued and outstanding, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein).

Issuer Purchases of Equity Securities. During the quarter ended December 31, 2025, the Company did not repurchase any shares of its common stock or other equity securities.

Unregistered Securities Sales Disclosure

Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. [RESERVED]

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

General

American Picture House Corporation (“APHP”) is an entertainment company focused on the development, packaging, financing and production of feature films and limited series. During 2025, we pivoted away from third-party consulting to concentrate on internally developed projects and selective strategic partnerships. We generally pursue two complementary approaches to participating in projects: (i) structured film finance and senior or priority recoupment positions, including senior secured production lending and first-priority receipt or recoupment structures designed to prioritize return of capital; and (ii) building an owned or controlled content library over time by acquiring or optioning intellectual properties and, where appropriate, obtaining negative ownership or other control rights in projects. These structures and strategies are intended to reduce exposure relative to subordinated equity participation but do not eliminate risk, and our financial results will depend on project performance, distribution outcomes, and the timing and amount of receipts.

We seek to apply disciplined underwriting and structured deal terms to the independent film market, including through defined revenue waterfalls and priority receipt positions where available. Our portfolio includes projects in various stages of release and post-production, and our ability to generate revenues sufficient to achieve profitability depends on the successful commercial exploitation of our projects, including the timing and amount of receipts under applicable distribution and revenue-sharing arrangements. From time to time, we may issue equity or equity-linked instruments in connection with financings or as compensation for services, which may be dilutive to existing stockholders.

Our ability to generate any revenue sufficient to achieve profitability will depend on the successful development, production, and distribution of motion pictures. We reported net losses of $534,440 and $2.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $7.8 million. We expect to continue to incur significant expenses and may continue to incur operating losses until we generate sufficient revenues to support our operations. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities including, but not limited to the following:

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

Liquidity and Capital Resources

Over the next twelve months management plans to use borrowings and the sale of Common Stock to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available on commercially reasonable terms.

In addition, certain financings may include convertible or equity-linked features (including variable conversion pricing and share reservation mechanics) that could result in significant dilution to existing stockholders and downward pressure on our stock price.

Subsequent to year end, on January 20, 2026, the Company completed a convertible note financing with Labrys Fund II, L.P. for a cash purchase price of $150,000, of which $114,000 was disbursed to the Company (net of placement agent fees, legal fees, and a repayment to the investor).

Recent Developments (2025 and early 2026)

SSS Entertainment Agreement / POSE option extension and BARRON’S COVE acquisition. On August 1, 2025, the Company entered into an agreement with SSS Entertainment, LLC to extend to December 31, 2025 its option to acquire a 24% ownership interest in POSE for $725,000 and to acquire all rights, title and interest in the feature film BARRON’S COVE and related secured assets. As consideration, the Company issued 500,000 shares of its common stock, allocated equally between the option extension and asset acquisition. The agreement also set forth an inter-party revenue collection and allocation structure for BARRON’S COVE and included a potential revenue-to-equity conversion feature, in each case subject to the terms of the agreement. As described below, the parties amended the revenue collection and allocation structure on December 29, 2025.

SSS Entertainment amendment (Dec. 29, 2025). On December 29, 2025, the Company entered into Amendment No. 1 to its August 1, 2025 agreement with SSS Entertainment, LLC, which (i) extended the Company’s option relating to POSE through March 31, 2026, and (ii) revised the inter-party revenue collection and allocation structure for BARRON’S COVE by providing the Company a first-priority right to receive Net Revenues until the Company has received $1,150,000, followed by an 85%/15% Net Revenue split to SSS and the Company, respectively, until SSS has received the agreed recoupment amount, with all subsequent Net Revenues retained by the Company. The amendment also acknowledges uncertainties associated with the bankruptcy proceedings involving Yale Entertainment LLC and the potential impact on enforcement, priority, and timing of collections.

SSS Entertainment multi-film arrangement / Board approval (Jan. 27 / Mar. 12, 2026). Effective as of January 27, 2026, the Company and SSS Entertainment, LLC entered into a Multi-Film Investment and Compensation Agreement that revised the parties’ commercial arrangement with respect to POSE, contemplated Company funding relating to MOTION, and contemplated a potential additional investment in an untitled SSS-produced motion picture, in each case subject to the terms of the agreement and applicable approvals. Under that agreement, the parties converted the prior POSE option-based payment structure into a fixed payment structure consisting of a $175,000 partial payment and a $575,000 remaining payable due on or before January 31, 2027; contemplated a $500,000 funding amount relating to MOTION in exchange for an assigned economic interest; and contemplated a $200,000 investment in an untitled SSS-produced picture, subject to mutually agreed definitive documentation. The agreement also contemplated certain equity-based consideration and incentive arrangements, including credit-based share incentives and an option grant under the Company’s equity incentive plan, each subject to applicable approvals and the terms of the agreement. On March 12, 2026, the Board of Directors approved the Company’s entry into the Multi-Film Investment and Compensation Agreement and ratified Amendment No. 1 effective December 29, 2025. See Note 13 - Subsequent Events.

Leadership updates. On August 30, 2025, Jonathan Sanger resigned as President. On September 16, 2025, Donald J. Harris resigned from the Board of Directors.

Equity Line of Credit. On September 12, 2025, we entered into an Equity Line of Credit (“ELOC”) with RH2 Equity Partners, L.P., and a related Registration Rights Agreement. Under the ELOC, we may, at our election and subject to specified conditions, sell newly issued shares of our common stock to the investor over a 24-month period in an amount up to the lesser of $100 million or the “Maximum Common Stock Issuance” (as defined in the ELOC). As of December 31, 2025, we had not sold any shares under the ELOC and had not received proceeds.

Labrys Fund II promissory note. On September 22, 2025, the Company issued an unsecured promissory note to Labrys Fund II, L.P. with an original principal amount of $115,000 and a twelve-month maturity. The note includes customary covenants and events of default and provides for amortization beginning March 23, 2026, subject to the note’s terms. Subsequent to year end, the Company completed an additional financing with Labrys Fund II, L.P. on January 20, 2026; see Note 13 - Subsequent Events. A related Current Report on Form 8-K had not been filed as of the date of this Annual Report and is being filed separately.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	Change $

Revenues	$853,017	$52,677	$800,340

Cost of revenues	-	-	-
	853,017	52,677	800,340

Operating Expenses:
General and administrative	1,403,010	2,252,130	(849,120)
Research and development	-	703	(703)
Sales and marketing	10,576	25,947	(15,371)
Total Operating Expenses	1,413,586	2,278,780	(865,194)
Net Operating Loss	(560,569)	(2,226,103)	1,665,534

Other Income (Expenses):
Interest income	97,027	1,974	95,053
Interest expense	(70,898)	(46,129)	(24,769)
Net Other Income (Expenses)	26,129	(44,155)	70,284
Loss before income taxes	(534,440)	(2,270,258)	1,735,818
Income taxes	-	-	-
Net loss	$(534,440)	$(2,270,258)	$1,735,818

The year-over-year change in results also reflects the Company’s 2025 full write-off of its PNP Movie, LLC loan receivable as an impairment loss.

Revenues

During 2025, the Company’s revenues were derived from amounts collected on receivables related to loans and other project-level financing provided in connection with the production of the feature film BARRON’S COVE. See Note 2, “Accounts receivable,” for discussion of the year-end $1,150,000 BARRON’S COVE-related priority receivable arising from the Company’s contractual revenue collection rights under Amendment No. 1 dated December 29, 2025. During the year ended December 31, 2024, the Company reported revenues of approximately $53,000 from the licensed film BUFFALOED.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025, were approximately $1,403,000 compared to approximately $2,252,000 for the year ended December 31, 2024, a decrease of approximately $849,000. The decrease was primarily attributable to the Company recording approximately $379,000 of stock option expense in 2025 as compared to $1,258,000 in 2024. We expect to see general and administrative expenses to increase as we grow our operations in future periods.

Other Income (Expense)

Interest Income. Interest income for the years ended December 31, 2025 and 2024 was approximately $97,000 and $2,000, respectively. The 2025 period is primarily due to interest earned on the loan agreement with Barron’s Cove Movie, LLC.

Interest Expense. Interest expense for the years ended December 31, 2025 and 2024 was approximately $71,000 and $46,000, respectively.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, we had an accumulated deficit of approximately $7.8 million, incurred a net loss of approximately $534,000 and cash outflow from operations of approximately $406,000 as of and for the year ended December 31, 2025. Further, we expect to continue to incur significant costs in the pursuit of our business plans. We cannot assure you that our plans to raise capital or to complete our film development and production activities and commercially release our products will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In addition, on December 31, 2025, the Company’s Chief Executive Officer delivered a letter confirming a cash salary waiver (effective January 1, 2025 through March 31, 2026) and a temporary standstill on transfers or conversions of his preferred shares during the same period.

Since inception, we have incurred operating losses and expect to continue to incur expenses as we pursue our business plan, including development, packaging, financing, production, distribution, and commercialization of our film and content portfolio, and as we operate as a public reporting company. To date, we have funded operations primarily through equity issuances and debt financings (including related party borrowings). Our ability to improve operating results depends on the successful commercial exploitation of our projects, including the timing and amount of receipts under applicable distribution and revenue-sharing arrangements, and there can be no assurance that additional capital will be available on acceptable terms, or at all. As of December 31, 2025, we had cash and cash equivalents of $124.

Operating Activities

During the year ended December 31, 2025, operating activities used approximately $405,000 of cash, primarily resulting from our net loss of approximately $534,000, partially offset by non-cash.

During the year ended December 31, 2024, operating activities used approximately $805,000 of cash, primarily resulting from our net loss of approximately $2.3 million, partially offset by non-cash charges of approximately $1.4 million.

Investing Activities

During the years ended December 31, 2025 and 2024, net cash used by financing activities was approximately $0 and $22,000, respectively comprised of investment in intangible assets.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was approximately $406,000, consisting primarily of $115,000 of proceeds from issuance of note payable, $381,822 of proceeds from debt borrowings - related parties, $(92,234) of repayments of debt borrowings - related parties, and $1,050 of proceeds from a commercial line of credit.

During the year ended December 31, 2024, net cash provided by financing activities was approximately $623,000, consisting primarily of $387,931 of proceeds from debt borrowings - related parties, $(30,310) of repayments of debt borrowings - related parties, $142,600 of proceeds from a commercial line of credit, $(45,745) of repayments on the commercial line of credit, and $169,000 of proceeds from the sale of common stock.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing film development and production activities. In addition, as a public reporting company, we expect to continue to incur increased reporting, compliance, legal, accounting and other administrative costs.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions include (i) determining the need for an allowance for doubtful accounts (ii) impairment of long-lived assets; (iii) deferred income taxes and (iv) measurement of the fair value of equity awards.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Picture House Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Picture House Corporation (the ‘Company’) as of December 31, 2025, and 2024, and the related statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for period ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the period ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $7,826,394 and net loss of $534,440. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Receivable and Revenue

As disclosed in Note 2, on December 31, 2025, historically, the Company’s revenue comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. During the year the company recognized $1,150,000 as receivable comprised (i) $200,000 representing recovery / reclassification of the existing Barron’s Cove senior mezzanine loan principal, (ii) $96,983.11 of accrued premium / interest income, and (iii) $853,016.89 of collection service fee revenue recognized in 2025. There was no impairment recognized during the year.

The principal considerations for our determination that performing procedures relating to the Revenue and Account Receivable are critical audit matter are (1) The assumption of receiving total of account receivable involves management judgments. (2) The net account receivable balance is $1,150,000; this is material to the financial statement considering the total revenue. (3) It required a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit

●	We obtained schedule of account receivable and verified the accuracy of the accounts receivable by tracing it to the agreement.
●	We inquired about the management decisions about the identification of potential impairment indicators.
●	We obtained confirmation letters from the customers.
●	We evaluated the sufficiency of the audit evidence obtained by assessing the results of the procedures performed over revenue and Management Memorandum on audit query.

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

March 27, 2026

AMERICAN PICTURE HOUSE CORPORATION

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$124	$-
Accounts receivable	1,150,000	29,674
Prepaid expenses	28,375	29,629
Receivable - related party	-	4,086
Total Current Assets	1,178,499	63,389

Produced and licensed content costs	300,000	638,127
Loans receivable, film financing arrangements	-	396,200
Intangible assets, net of accumulated amortization of $42,583 and $19,250 as of December 31, 2025 and 2024, respectively.	27,417	75,614

TOTAL ASSETS	1,505,916	1,173,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash overdraft	-	21
Accounts payable and accrued expenses	655,163	510,043
Deferred revenue, current portion	50,000	50,000
Interest payable - related party	42,200	12,420
Interest payable - EIDL loan	6,086	13,142
Note payable	115,000	-
Note payable - related party	647,209	357,621
Commercial Line of Credit	97,905	96,855

Total Current Liabilities	1,613,563	1,040,102

Economic injury disaster loan, non-current	149,900	149,900

Total Liabilities	1,763,463	1,190,002

Stockholders’ Equity (Deficit):
Common Stock $0.0001 par value. 1,000,000,000 authorized. 113,399,325 and 112,399,325 issued and outstanding as of December 31, 2025 and 2024, respectively.	11,340	11,240
Preferred Stock $0.0001 par value. 1,000,000 authorized. 3,839 and 3,829 issued and outstanding as of December 31, 2025 and 2024, respectively.	-	-
Additional paid in capital	7,557,507	7,264,042
Accumulated deficit	(7,826,394)	(7,291,954)
Total Stockholders’ Equity (Deficit)	(257,547)	(16,672)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,505,916	$1,173,330

The accompanying notes are an integral part of these audited financial statements.

AMERICAN PICTURE HOUSE CORPORATION

STATEMENTS OF OPERATIONS

For the years ended December 31, 2025 and 2024

	Year ended December 31,
	2025	2024

Revenues	$853,017	$52,677

Cost of revenues	-	-
	853,017	52,677

Operating Expenses:
General and administrative	1,403,010	2,252,130
Research and development	-	703
Sales and marketing	10,576	25,947
Total Operating Expenses	1,413,586	2,278,780
Net Operating Loss	(560,569)	(2,226,103)

Other Income (Expenses):
Interest income	97,027	1,974
Interest expense	(70,898)	(46,129)
Net Other Income (Expenses)	26,129	(44,155)
Loss before income taxes	(534,440)	(2,270,258)
Income taxes	-	-
Net loss	$(534,440)	$(2,270,258)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.02)

Weighted average shares used in per share computation - Basic and Diluted	112,657,537	111,095,209

The accompanying notes are an integral part of these audited financial statements.

AMERICAN PICTURE HOUSE CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2025 and 2024

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	109,790,991	$10,979	3,829	$-	$5,307,810	$(5,021,696)	$297,093

Issuance of common stock	691,000	70		-	168,930	-	169,000

Common Stock issued for services	1,917,334	191		-	529,142	-	529,333

Stock option compensation	-	-	-	-	1,258,160	-	1,258,160

Net Loss	-	-	-	-	-	(2,270,258)	(2,270,258)

Balance, December 31, 2024	112,399,325	$11,240	3,829	$-	$7,264,042	$(7,291,954)	$(16,672)

Common Stock issued for services	1,000,000	100	20	-	170,400	-	170,500

Preferred stock redeemed in exchange for assets	-		(10)	-	(256,000)	-	(256,000)

Stock option compensation	-	-	-	-	379,065	-	379,065

Net Loss	-	-	-	-	-	(534,440)	(534,440)

Balance, December 31, 2025	113,399,325	$11,340	3,839	$-	$7,557,507	$(7,826,394)	$(257,547)

The accompanying notes are an integral part of these audited financial statements.

AMERICAN PICTURE HOUSE CORPORATION

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025 and 2024

	Year ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(534,440)	$(2,270,258)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Reserve for uncollectible receivable	196,200	-
Expiration of produced and licensed costs	150,834	26,600
Stock option expense	379,065	1,258,159
Commons stock issued for services	170,500	86,000
Preferred stock redeemed in exchange for assets	(42,642)	-
Amortization expense	23,333	18,250
Change in operating assets and liabilities:
Accounts receivable	(1,120,326)	2,274
Prepaid expenses	1,254	(444)
Receivables - related party	4,086	(2,737)
Loans receivable, film financing arrangements	200,000	(396,200)
Produced and licensed costs	(1,200)	(10,760)
Cash overdraft	(21)	21
Accounts payable and accrued expenses	145,120	419,666
Interest payable - related parties	29,779	12,420
Interest payable - EIDL loan	(7,056)	1,562
Deferred revenue	-	50,000
Net Cash Flows from Operating Activities	(405,514)	(805,447)

Cash Flows from Investing Activities:
Intangible assets	-	(22,000)
Net Cash Flows from Investing Activities	-	(22,000)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	115,000	-
Proceeds from debt borrowings - related parties	381,822	387,931
Repayment of debt borrowings - related parties	(92,234)	(30,310)
Proceeds from commercial line of credit	1,050	142,600
Repayments on commercial line of credit	-	(45,745)
Proceeds from sale of Common Stock	-	169,000
Net Cash Flows from Financing Activities	405,638	623,476

Net Increase in Cash and Cash Equivalents	124	(203,971)
Cash and Cash Equivalents, Beginning of Period	-	203,971
Cash and Cash Equivalents, End of Period	$124	$-

Non-cash Financing and Investing Activities:
Common Stock issued for services	$170,500	$86,000

The accompanying notes are an integral part of these audited financial statements.

American Picture House Corporation

Notes to Financial Statements

For the Years Ending December 31, 2025 and 2024

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

The Company dissolved Devil’s Half-Acre, LLC and Ask Christine Productions, LLC on May 12, 2025.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American Picture House Corporation and, for periods prior to their dissolution on May 12, 2025, its then wholly owned subsidiaries, Devil’s Half-Acre, LLC and Ask Christine Productions, LLC.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2025, the Company had negative working capital of $435,000 and an accumulated deficit of $7.8 million.

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

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments which include short-term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired. The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The Company has not experienced any losses to date resulting from this policy.

Accounts receivable

Accounts receivable primarily consist of trade receivables due from customers for consulting services and from fees derived from licensing of IP to content providers worldwide. As of December 31, 2025, 100% of accounts receivable were due from collection service fees related to the Company’s contractual revenue collection rights under Amendment No. 1, dated December 29, 2025, to the Company’s agreement relating to BARRON’S COVE. Under that amendment, the Company is entitled to receive 100% of Net Revenues until it has received an aggregate of $1,150,000 (the “APHP Priority Amount”). Accordingly, the $1,150,000 accounts receivable balance reflects the Company’s contractual priority receivable / collection right at year-end, while the $853,017 of revenue recognized for 2025 reflects only amounts recognized during the year in accordance with the Company’s revenue recognition policy; therefore, the year-end accounts receivable balance and the 2025 revenue amount are not expected to be the same figure. As of December 31, 2024, 100% of accounts receivable were due from the BUFFALOED CAMA (see Assigned Rights to feature film, BUFFALOED below). There was no bad debt expense and no additional allowance for doubtful accounts for the years ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024

Accounts receivable, CAMA	$-	$29,674
Accounts receivable, Collection Service Fees	1,150,000	-
	$1,150,000	$29,674

Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is past due, the customer’s current ability to pay and available information about the credit risk on such customers. During the years ended December 31, 2025 and 2024, the Company recorded no additions to its allowance for doubtful accounts.

Prepaid expenses

At December 31, 2024, prepaid expenses consisted of prepaid insurance, prepaid licenses, and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $28,375 and $29,629 in prepaid expenses at December 31, 2025 and 2024, respectively.

Produced and Licensed Content Costs

Capitalized production costs, whether produced or acquired/ licensed rights, include development costs, direct costs and production overhead. These amounts and licensed content are included in “Produced and Licensed Content Costs” on the balance sheet as follows:

	December 31, 2025	December 31, 2024
Films in development and pre-production stage	$300,000	$638,127
	$300,000	$638,127

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

Investment in Films: Investment in films includes the unamortized costs of films, a portion of which are monetized individually (i.e., through domestic theatrical, home entertainment, limited series, international or other ancillary-market distribution), and a portion of which are monetized as part of a film group.

Recording Cost. Costs of acquiring and producing films and of acquired libraries are capitalized when incurred. For films produced by the Company, capitalized costs include all direct production and financing costs and production overhead. For acquired films, capitalized costs consist of minimum guaranteed payments to acquire the distribution rights.

Amortization. Costs of acquiring and producing films and of acquired libraries that are monetized individually are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films or limited series programs.

Ultimate Revenue. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. For an episodic limited series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.

Development. Films and limited series programs in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date they are determined not to be recoverable or when abandoned, or three years from the date of the initial investment unless the fair value of the project exceeds its carrying cost.

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

Recording Cost. The cost of licensed content is capitalized when the cost is known or reasonably determinable, the license period for programs has commenced, the program materials have been accepted by the Company in accordance with the license agreements, and the programs are available for the first showing. Licensed programming rights may include rights to more than one exploitation window under the Company’s output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases. Certain license agreements and productions may include additional ancillary rights in addition to the pay limited series rights. The cost of the Media Networks’ third-party licensed content and produced content is allocated between the pay limited series market distributed by the Media Networks’ segment and the ancillary revenue markets (e.g., digital distribution, digital platforms, international limited series, etc.) distributed by the limited series Production segment based on the estimated relative fair values of these markets. Our estimates of fair value for the pay limited series and ancillary markets and windows of exploitation involve uncertainty and management judgment.

Amortization. The cost of program rights for films and limited series programs (including original series) exhibited by the Media Networks segment are generally amortized on an accelerated or straight-line basis based on the anticipated number of exhibitions or expected and historical viewership patterns or the license period on a title-by-title or episode-by-episode basis. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Participations and residuals are expensed in line with the amortization of production costs. As of December 31, 2025 and 2024, the Company has not yet completed development of any film projects and, therefore, had not begun amortizing these costs. When amortization commences, it will be included in cost of revenues.

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

Content Monetized Individually. For content that is predominantly monetized individually (primarily investment in film and limited series programs related to the Motion Picture and limited series Production segments), whenever events or changes in circumstances indicate that the fair value of the individual film may be less than its unamortized costs, the unamortized costs of the individual film are compared to the estimated fair value of the individual film. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. To the extent the unamortized costs exceed the fair value, an impairment charge is recorded for the excess.

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

Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or limited series program or film group. The fair value of any film costs associated with a film or limited series program that management plans to abandon is zero. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and limited series programs may be required as a consequence of changes in management’s future revenue estimates.

BUFFALOED. Receivable and profit participation; contingent consideration. In November 2022, the Company acquired certain limited economic rights relating to the feature film BUFFALOED, including (i) a secured receivable of $1,380,000 against specified film revenues under a Cash Asset Management Agreement (“CAMA”) and (ii) a 35% participation in profits payable thereafter, in each case subject to the terms of the applicable agreements. During the years ended December 31, 2025 and 2024, the Company recognized $0 and $53,000, respectively, of revenue under this arrangement, representing amounts whose collection was deemed probable. From the film’s release through December 31, 2024, the Company received an aggregate of $334,549 under the CAMA.

As consideration for the acquisition of the related Bold Crayon assets, the Company agreed to (a) pay Bold Crayon the first $130,000 collected from the BUFFALOED receivable pursuant to a contingent promissory note and (b) issue one share of the Company’s preferred stock for each $10,000 (in value) paid to the Company from the BUFFALOED receivable above $130,000, not to exceed 125 preferred shares, in each case subject to the governing agreements. Due to uncertainty regarding future receipts, no value was assigned to potential future revenues beyond amounts recognized as revenue when collection was deemed probable.

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

Deferred Revenue

Deferred revenue represents the amount billed that has not yet been earned, pursuant to agreements entered into in current and prior periods. As of December 31, 2025 and 2024, total net deferred revenue was $50,000 and $0, respectively.

Revenues and Costs from Services and Products – Historically, Company’s revenue comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. The consulting services typically relate to development of business strategy and monetization of intellectual property rights. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the party are identified, the contract has economic substance, and collectability of the contract is considered probable. Historically, the term of these consulting agreements has been approximately three to six months in duration. The Company’s revenue is measured based on considerations specified in the contract with each customer. Accounting Standards Codification (“ASC”) 606 allows for adoption of an “as invoiced” practical expedient that allows companies to recognize revenue in the amount to which the entity has a right to invoice when they have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The Company has elected to adopt this practical expedient with regards to its consulting services revenue. All 2025 revenues were derived from a single customer. All 2024 revenues were derived from a different single customer.

Revenues from Films and Licensed Rights. are calculated based on expected ultimate revenues estimated over a period not to exceed ten years following the date of initial release of the motion picture. For an episodic limited series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.

CAMA agreement income totaled $0 and $53,000 for the years ended December 31, 2025 and 2024, respectively.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	December 31, 2025	December 31, 2024
Convertible Preferred Stock	383,900,000	382,900,000
Stock options	3,833,471	10,153,438
	387,733,471	393,053,438

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

NOTE 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2025, the Company has an accumulated deficit of approximately $7.8 million, incurred a net loss of $534,440 in 2025, and had $124 of cash on hand. These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

The Company has a limited operating history, which makes it difficult to evaluate current business and future prospects. During 2025 and 2024, the Company reported $853,000 and $53,000 of revenues, respectively. Management expects the Company to incur further losses in the foreseeable future due to costs associated with content acquisition and production, the cost of on-going litigation, and costs associated with being a public company. There can be no assurance that our operations will ever generate sufficient revenues to fund continuing operations, or that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. To mitigate this situation, the Company has a loan agreement with the Company’s CEO to fund its month-to-month cash flow needs. During 2025, the Company borrowed $353,000 from and repaid $87,000 to Mr. MacGregor pursuant to a master loan agreement. During 2024, the Company borrowed $103,000 from and repaid $30,000 to Mr. MacGregor pursuant to the same master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible. Also, during 2025 and 2024, Company borrowed $29,000 and $280,000, respectively, from a family trust related to Mr. MacGregor pursuant to a master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

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

Senior Loan Agreement with PNP Movie, LLC

PNP Movie, LLC senior loan (default; written off). In February 2024, the Company agreed to lend $97,475 to PNP Movie, LLC for a feature-length motion picture; in April 2024, the agreement was amended to provide an additional $42,525 and to use best efforts to increase aggregate financing to $597,475. As of December 31, 2025, cumulative advances totaled $196,200 ($196,200 at December 31, 2024). Under the agreement, principal plus a 20% premium was due on the earlier of twelve months from funding or receipt of allocable project proceeds.

The loan has been in default for more than 120 days, and management believes there is significant uncertainty regarding completion or release of the film. Accordingly, during 2025, the Company recorded a full write-off of $196,200 as an impairment loss in the statements of operations. No recoveries were recognized as of the reporting date.

Note 5 – Produced & Licensed Content Costs (Film Projects)

DEVIL’S HALF-ACRE / ASK CHRISTINE, disposition of project rights. On March 11, 2025, the Company entered into an agreement pursuant to which it assigned to the Company’s past president, Alfred John Luessenhop, Jr. (“Luessenhop”) all of the Company’s and certain affiliated entities’ rights, title, and interest in the motion picture project DEVIL’S HALF-ACRE, and assigned the screenplay and option agreement for ASK CHRISTINE, in each case effective upon completion of Luessenhop’s transfer to the Company of 1,000,000 shares of the Company’s common stock (valued at $256,000). The Company also agreed to assign to Luessenhop the Company’s rights under certain software license and cloud services agreements, subject to the terms of the agreement.

BARRON’S COVE. Completed; Released. APHP acquired a first-priority recoupment/loan position related to this title in August 2025. The film was released in the U.S. on June 6, 2025 by Well Go USA. As reported by the producer/sales agent, a three-year U.S. streaming license with Paramount+ was executed in early October 2025.

BARRON’S COVE. Revenue collection and inter-party allocation. On December 29, 2025, the Company entered into Amendment No. 1 to its agreement with SSS Entertainment, LLC (“SSS”), which sets forth inter-party revenue collection and allocation mechanics for amounts actually received by the Company from exploitation of BARRON’S COVE. Under the amendment, the Company is entitled to receive 100% of Net Revenues until it has received an aggregate $1,150,000, after which Net Revenues are allocated 85% to SSS and 15% to the Company until SSS has received the specified recoupment amount, and thereafter 100% of subsequent Net Revenues are retained by the Company. The amendment also provides for quarterly statements and inspection rights and requires remittance timing for amounts payable to SSS. The amendment further acknowledges uncertainty relating to bankruptcy proceedings involving Yale Entertainment LLC and the potential impact on enforcement, priority, or timing of collections.

POSE. Completed Released. APHP earned an “in Association with” credit and holds an option to purchase a 24% ownership position through December 31, 2025, which would require an additional investment of $725,000 to exercise. As of September 30, 2025, the option had not been exercised. The Company carried this asset at $300,000 as of September 30, 2025.

THIEVES HIGHWAY. Completed Released. APHP earned an “In Association With” credits. The Company issued 250,000 shares to Mr. Sanghani as consideration attributed to this title in Q4 2025.

PROTECTOR. Completed Released. APHP earned an “In Association With” credits. The Company issued 250,000 shares to Mr. Sanghani as consideration attributed to this title in Q4 2025.

MOTION. In post-production. APHP anticipates co-producing and co-financing the film with SSS Entertainment.

Impairment Assessment. Management reviews produced and licensed content costs for impairment when events indicate that the carrying amount may not be recoverable. During 2025, the Company wrote off option rights related to COYOTE SLEEPS and recorded an impairment loss.

NOTE 6 – Intangible Assets

The identifiable intangible assets consist of the following assets:

	December 31, 2025	December 31, 2024
Website placed in service	$70,000	$70,000
Software – predeployment	-	24,864
	70,000	94,864
Accumulated amortization	(42,583)	(19,250)
	$27,417	$75,614

There were no impairment charges associated with the Company’s identifiable intangible assets during the years ended December 31, 2025 and 2024.

Amortization expense recorded in the accompanying consolidated statements of operations was $23,333 and $18,250 for the years ended December 31, 2025 and 2024, respectfully.

NOTE 7 – Income Taxes

The components of our deferred tax assets are as follows:

	2025	2024

Deferred tax assets:
Net operating loss carryforwards	$1,170,000	$1,045,000
Less valuation allowance	(1,170,000)	(1,045,000)
Net deferred tax assets	$-	$-

The benefit of income taxes for the years ended December 31, 2025 and 2024 consist of the following:

	2025	2024
U.S. federal
Current	$-	$-
Deferred	-	-
State and local
Current	-	-
Deferred	-	-
Valuation allowance	-	-
Income tax provision (benefit)	$-	$-

At December 31, 2025, the Company has federal and state net operating loss carryforwards of approximately $65,000 of losses that begin to expire in 2037. Beginning in 2018, net operating losses generated for federal purposes will no longer expire. As of December 31, 2025, the amount of federal net operating loss carryforwards that do not expire is approximately $1,036,000. Realization of the deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income.

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

NOTE 8 – Notes Payable

Note Payable – Mr. MacGregor

During 2025, the Company borrowed $353,000 from and repaid $87,000 to Mr. MacGregor pursuant to a master loan agreement. During 2024, the Company borrowed $103,000 from and repaid $30,000 to Mr. MacGregor pursuant to the same master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible.

Noah Morgan Private Family Trust Loan Agreement (“NMPFT”)

During 2025 and 2024, Company borrowed $29,000 and $280,000, respectively, from a family trust related to Mr. MacGregor pursuant to a master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC.

Note Payable – Board Member

During 2024, the Company borrowed $5,000 from a member of the Board of Directors. This note was repaid in full during 2025.

Economic Injury Disaster Loan

In March 2021, the Company entered into an Economic Injury Disaster Loan (“EIDL”) with the U.S. Small Business Administration. Although the stated principal amount was $150,000, the Company has historically carried the obligation at $149,900, reflecting a $100 UCC filing / third-party handling charge deducted from the loan proceeds at origination. The loan bears interest at 3.75% per annum, is secured by substantially all of the Company’s tangible and intangible assets, and is payable over 30 years.

Commercial Line of Credit. In April 2024, the Company entered into a line of credit agreement with American Express. Borrowings bear interest at rates ranging from approximately 16.09% to 34.3% and are personally guaranteed by Mr. MacGregor.

Labrys Fund II promissory note (Sept. 22, 2025). The Company issued an unsecured $115,000 promissory note to Labrys Fund II, L.P. on September 22, 2025. The note matures twelve months from issuance and permits prepayment within 181 days at stated premiums. Upon default, the balance is immediately due at 150%. Conversion is permitted only upon default or missed amortization, at 65% of the lowest traded price over the twenty prior trading days, subject to ownership caps and share-reserve requirements. Amortization begins March 23, 2026 with monthly payments through maturity.

NOTE 9 – Equity

Common Stock

The Company has 1,000,000,000 common shares authorized. As of March 25, 2026, the Company has 113,599,325 shares issued and outstanding. As of March 25, 2026, the total number of shareholders of record was 336.

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

Return of common stock to the Company. On March 11, 2025, Luessenhop transferred 1,000,000 shares of the Company’s common stock to the Company in connection with an asset disposition and release arrangement. The shares were valued at $256,000 based on $0.256 per share.

Shares issuable to SSS Entertainment, LLC. Pursuant to a contract dated November 7, 2024 between the Company and SSS Entertainment, LLC (“SSS”), the Company became obligated to issue an additional 500,000 shares of its common stock to SSS upon the occurrence of a payment default related to the Company’s contractual payment obligation toward the purchase of an ownership interest in the motion picture project currently known as “POSE.” On March 18, 2025, the Company’s Board authorized the issuance of such shares. As of December 31, 2025, the shares had not been issued and remain issuable.

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

Preferred Stock

The Preferred Stock consists of 1,000,000 preferred shares authorized, of which 100,000 preferred shares have been designated as Series A Convertible Preferred Stock (“Series A preferred shares” herein). At present, 3,839 Series A preferred shares are issued and outstanding. The Series A preferred shares have the following rights: (i) a first position lien against all of the Company’s assets including but not limited to the Company’s IP (“Intellectual Property”), (ii) is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred stock may be exchanged for 100,000 Common Stock shares, (iii) and that each share of Series A preferred stock shall carry superior voting rights to the Company’s Common Stock and that each share of Series A preferred stock shall be counted as 1,000,000 votes in any Company vote and (iv) and any other benefits as deemed necessary and appropriate at the time of such issuance. The Preferred shares do not have any specific redemption rights or sinking fund provisions.

The “Liquidation Preference” with respect to a share of Series A preferred stock means an amount equal to the ratio of (i) the total amount of the Company’s assets and funds available for distribution to the Series A preferred shares to (ii) the number of shares of Series A preferred stock outstanding. As of December 31, 2025, the Series A preferred stock has a liquidation preference equal to $0.00 per preferred share.

Dividend Provisions

Subject to preferential dividend rights, if any, of the holders of Preferred Stock, dividends on the Common Stock may be declared by the Board of Directors and paid out of any funds legally available therefor at such times and in such amounts as the Board of Directors shall determine.

NOTE 10 – Equity Based Compensation

On December 13, 2023, the Board of Directors approved the American Picture House Corporation 2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan (the “2023 Plan” or the “Plan”) to promote the financial success and progress of the Company and to provide equity-based incentives to directors, officers, employees and advisors. The 2023 Plan is administered by the Board of Directors and authorizes the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards.

Under the 2023 Plan, the total number of shares of common stock that may be issued pursuant to awards is limited to twenty percent (20%) of the Company’s issued and outstanding common shares at the time of grant, subject to adjustment in the event of stock splits, stock dividends and other similar events. Unless the Board of Directors determines otherwise, stock options granted under the 2023 Plan must have an exercise price of not less than the fair value of the Company’s common stock on the date of grant. The aggregate fair value of incentive stock options that first become exercisable by any optionee in any calendar year shall not exceed $100,000.

The Board of Directors determines the terms and conditions of awards granted under the 2023 Plan, including vesting and exercisability provisions. Vesting requirements for awards may be time-based or event-based and vary by individual grant. Stock options granted under the 2023 Plan expire on the date determined by the Board of Directors, but in no event may the term exceed ten years. Incentive stock options and non-qualified stock options generally become exercisable over a two-year period unless otherwise determined by the Board of Directors. Vested and unexercised options may generally be exercised for up to three months following termination of employment or service, or such longer period as may be determined by the Board of Directors.

In November 2024, the Company’s stockholders approved an increase in the number of shares issuable under the 2023 Plan, permitting the Board of Directors to grant additional awards to management and advisors. Awards under the 2023 Plan remained subject to the overall limitation of twenty percent (20%) of the Company’s issued and outstanding common shares at the time of grant.

On February 8, 2024, the Board of Directors granted options under the 2023 Plan to purchase an aggregate of 5,083,471 shares of the Company’s common stock at an exercise price of $0.0125 per share. These options were fully vested upon grant and have a term of ten years. During 2024, 500,000 of these options were forfeited upon the resignation of certain directors.

On November 21, 2024, the Board of Directors granted options under the 2023 Plan to purchase an aggregate of 5,569,967 shares of the Company’s common stock at an exercise price of $0.29 per share. These options had not vested as of December 31, 2024.

During the year ended December 31, 2024, the Company recognized stock-based compensation expense of $1,258,159 related to option awards under the 2023 Plan, which was included in general and administrative expenses. The aggregate grant-date fair value of the 5,083,471 options granted on February 8, 2024 was $1,258,159, or approximately $0.25 per option, as measured in accordance with ASC 718, Compensation-Stock Compensation. Of the February 8, 2024 option grants, option awards with a grant-date fair value of $250,000 were granted to Bannor Michael MacGregor in exchange for his agreement to forgo compensation. Because the 5,569,967 options granted on November 21, 2024 had not vested as of December 31, 2024, no compensation expense was recognized for those awards as of that date.

During 2025, the Company did not grant any additional options. During 2025, an aggregate of 6,319,967 options held by an officer, directors, advisors and consultants were forfeited at a weighted-average exercise price of $0.2570, leaving 3,833,471 options outstanding at a weighted-average exercise price of $0.0125 as of December 31, 2025.

During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $379,065 related to option awards under the 2023 Plan, compared to $1,258,159 for the year ended December 31, 2024. Stock-based compensation expense is included within general and administrative expenses in the consolidated statements of operations.

A summary of stock option activity under the 2023 Plan for the year ended December 31, 2025 is presented below:

Status	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	-	$

Granted in 2024	10,653,438		$0.1600
Exercised in 2024	-		-
Forfeited or expired in 2024	(500,000)		$0.0125
Outstanding at December 31, 2024	10,153,438		$0.1647

Granted in 2025	-
Exercised in 2025	-
Forfeited or expired in 2025	(6,319,967)		0.2570
Outstanding at December 31, 2025	3,833,471		$0.0125

Exercisable at December 31, 2025	3,833,471		$0.0125

NOTE 11 – Contingencies and Uncertainties

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

Pending Legal Proceeding:

JAMS arbitration proceedings / consulting agreements. Pending Legal Proceeding. During 2025, demands for arbitration were submitted to JAMS in Jonathan Sanger v. American Picture House Corporation (JAMS Case No. 5220010741) and Michael Jones v. American Picture House Corporation (JAMS Case No. 5220010727) arising out of certain consulting agreements. JAMS has advised the Company that the Jones matter has been consolidated with the Sanger-caption matter under Case No. 5220010741. The Company disputes the claims asserted and reserves all rights, objections and defenses. Based on current information, management cannot conclude that a loss is probable and is unable to reasonably estimate a possible loss or range of loss, if any, at this time.

NOTE 12 – Related Party Transactions

Post-year-end assignment of economic rights (see Note 13). Subsequent to year end, Bannor Michael MacGregor and The Noah Morgan Private Family Trust (a family trust related to Mr. MacGregor) entered into arrangements assigning to SSS Entertainment, LLC certain economic rights to receive payment from the Company with respect to a portion of Company indebtedness owed to them. On March 12, 2026, in connection with Board approval of the related Multi-Film Investment and Compensation Agreement, the Company became obligated, subject to the terms of such agreement and applicable approvals, to issue equity consideration consisting of $350,000 in value of shares of the Company’s common stock to Mr. MacGregor and the trust, to be split equally. See Note 13 – Subsequent Events for additional information.

Preferred share pledge / standstill. On August 1, 2025, Mr. MacGregor entered into a pledge and agreement not to convert preferred shares under his control into common stock for ninety (90) days, unless earlier released by the Board.

CEO salary waiver; standstill on preferred transfers/conversions. On December 31, 2025, Mr. MacGregor, the Company’s Chief Executive Officer and controlling stockholder, delivered a letter to the Company’s Board confirming that he is waiving any cash salary effective January 1, 2025 through March 31, 2026, unless the Board expressly approves otherwise in a written resolution executed after the date of the letter. The letter also confirms that, during the same period, Mr. MacGregor will not sell, transfer, pledge, or otherwise dispose of any of his preferred shares and will not convert any preferred shares into common stock, except as required by operation of law or pursuant to a written Board-approved exception documented in advance.

Professional fees/ related party. During 2025 and 2024, the Company incurred approximately $105,000 and $180,000, respectively, of professional fees to a legal firm affiliated with a former member of the Company’s Board of Directors. At December 31, 2025 and 2024, the Company had approximately $145,000 and $94,000, respectively, included in accounts payable and accrued expenses owed to the legal firm.

Agreement with former officer/director. On March 11, 2025, the Company entered into an agreement with its former president, Alfred John Luessenhop, Jr. (“Luessenhop”), pursuant to which Luessenhop transferred to the Company 1,000,000 shares of the Company’s common stock (valued at $256,000 based on $0.256 per share). In exchange, Luessenhop received assignments of the Company’s rights, title, and interest in certain motion picture and screenplay-related assets and related agreements, and the parties agreed to mutual releases as set forth in the agreement.

Board consulting arrangements. During 2024, the Company had consulting services relationships with members of the Board of Directors whereby they were compensated a total of $45,000. As of December 31, 2025 and 2024, $0 and $0, respectively, were accrued and unpaid with respect to such consulting arrangements. The consulting services were provided as requested by management and could be terminated at any time without penalty. During the first quarter of 2025, amounts totaling $15,000 were paid to Mr. MacGregor; however, at Mr. MacGregor’s direction, such amounts were applied as partial repayment of indebtedness owed by the Company to him and were not treated as compensation.

Ribo Media. The Company has consulting arrangements with Ribo Music LLC d/b/a Ribo Media (“Ribo Media”) related to development of an online media platform. Revenues from Ribo Media consulting services were $0 for each of the years ended December 31, 2025 and 2024. Accounts receivable from Ribo Media were $0 and $4,086 as of December 31, 2025 and 2024, respectively. Michael Blanchard and Timothy Battles, each a director and shareholder of the Company, are managing members and controlling shareholders of Ribo Media.

Devil’s Half-Acre. Devil’s Half-Acre was a motion picture project associated with Alfred John Luessenhop, Jr., (“Luessenhop”) a former director of the Company, and screenplay rights written by Dashiell Luessenhop. During the years ended December 31, 2024 and 2023, the Company capitalized $5,710 and $40,199, respectively, of production costs associated with the project. On March 11, 2025, the Company assigned all of its and certain affiliated entities’ rights, title and interest in DEVIL’S HALF-ACRE to Luessenhop, and Devil’s Half-Acre, LLC was dissolved on May 12, 2025.

Bold Crayon. Bold Crayon Corporation (“Bold Crayon” or “BC”) is a related party. Mr. MacGregor is the Chief Executive Officer and a director of Bold Crayon and effectively controls Bold Crayon through affiliated entities. Mr. Blanchard, a director of the Company, was formerly a director and officer of Bold Crayon. As consideration for the Company’s acquisition of certain Bold Crayon assets, the Company agreed to pay Bold Crayon the first $130,000 collected from the BUFFALOED receivable and to issue one preferred share to Bold Crayon for each $10,000 (in value) paid to the Company from the BUFFALOED receivable above $130,000, not to exceed 125 preferred shares. See Note 13 – Subsequent Events regarding the 2024 issuance of preferred shares to Bold Crayon.

Loans/Mr. MacGregor. During 2025, the Company borrowed $353,000 from and repaid $87,000 to Mr. MacGregor pursuant to a master loan agreement. The 2025 repayments include $15,000 paid during the first quarter of 2025 that, at Mr. MacGregor’s direction, was applied as partial repayment of indebtedness owed by the Company to him and not treated as compensation. During 2024, the Company borrowed $103,000 from and repaid $30,000 to Mr. MacGregor pursuant to the same master loan agreement. The master loan agreement accrues interest at a rate of 4.4% and is payable in a lump sum upon maturity. The note is not convertible. Subsequently in 2026, $175,000 of indebtedness owed to Mr. MacGregor was included in post-year-end assignment arrangements with SSS Entertainment, LLC; see Note 13 - Subsequent Events.

Loans/family trust related to Mr. MacGregor. During 2025 and 2024, the Company borrowed $29,000 and $280,000, respectively, from a family trust related to Mr. MacGregor pursuant to a master loan agreement. The master loan agreement accrues interest at a rate of 4.4% and is payable in a lump sum upon maturity. The note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC. Subsequently in 2026, $175,000 of indebtedness owed to the family trust was included in post-year-end assignment arrangements with SSS Entertainment, LLC; see Note 13 - Subsequent Events.

Board member note. During 2024, the Company borrowed $5,000 from a member of the Board of Directors. This note was repaid in full during 2025.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2025, to the date these consolidated financial statements were issued. Except as noted below, management has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

SSS Entertainment / Multi-Film Investment and Compensation Agreement; Board approval. Effective as of January 27, 2026, the Company entered into a Multi-Film Investment and Compensation Agreement with SSS Entertainment, LLC (“SSS”), which revised the parties’ commercial arrangement with respect to POSE, contemplated Company funding relating to MOTION, and contemplated a potential additional investment in an untitled SSS-produced picture, in each case subject to the terms of the agreement and applicable approvals. Under the agreement, (i) the prior POSE option-based payment structure was converted into a fixed payment structure consisting of a $175,000 partial payment and a $575,000 remaining payable due on or before January 31, 2027, (ii) the Company agreed to provide a $500,000 funding amount relating to MOTION in exchange for an assigned economic interest attributable to such funding, and (iii) the Company agreed, subject to mutually agreed definitive documentation, to invest $200,000 in an untitled SSS-produced motion picture. The agreement also contemplates certain equity-based consideration and incentive arrangements, including a credit-based share incentive of 250,000 shares of the Company’s common stock for each qualifying “in Association With” or better credit plus at least one “Producer” credit for APHP personnel secured by SSS for APHP, subject to the terms of the agreement and applicable approvals. In addition, subject to Board and/or committee approval, plan availability, and execution of applicable award documentation, the agreement contemplates a nonqualified stock option grant to Shaun Sanghani or his designees, assigns or nominees to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustment to the extent required by the Company’s equity incentive plan or applicable law), with a two-year term from the grant date. The Company’s obligations under the Multi-Film Investment and Compensation Agreement were subject to final Board approval, which occurred on March 12, 2026.

Assignment of related-party indebtedness; contemplated equity consideration. Effective as of January 27, 2026, Bannor Michael MacGregor and The Noah Morgan Private Family Trust entered into assignment arrangements with SSS Entertainment, LLC pursuant to which they assigned to SSS economic rights to receive payment from the Company with respect to an aggregate of $350,000 of Company indebtedness owed to them, consisting of $175,000 of indebtedness owed to Mr. MacGregor and $175,000 of indebtedness owed to the trust, together with interest accruing on the assigned principal from and after the effective date, in each case pursuant to the applicable master loan documentation. The assignments provided for the transfer of economic rights only and did not transfer equity, voting, governance or management rights. On March 12, 2026, in connection with the Board’s approval of the Multi-Film Investment and Compensation Agreement, the Company became obligated, subject to the terms of such agreement and applicable approvals, to issue equity consideration consisting of $350,000 in value of shares of the Company’s common stock to Mr. MacGregor and The Noah Morgan Private Family Trust, to be split equally. As of the date of this report, such shares had not been issued.

Convertible note financing (Labrys Fund II). On January 20, 2026, the Company entered into a securities purchase agreement with Labrys Fund II, L.P. pursuant to which the Company issued a 10% promissory note in the aggregate principal amount of $172,500 (which includes an original issue discount of $22,500) in exchange for a cash purchase price of $150,000. The note has a twelve-month maturity from the issue date and contains conversion features subject to the note’s terms and limitations. As additional consideration, the Company agreed to issue 200,000 shares of common stock as commitment shares. The purchase price was disbursed such that $114,000 was wired to the Company, $7,500 was paid to the placement agent (Enclave Capital LLC) for the Company’s benefit, $25,000 was directed to the investor for repayment of a portion of a prior promissory note, and $3,500 was withheld for the investor’s legal fees. Under related transfer agent instructions, the Company authorized its transfer agent to reserve an initial 12,000,000 shares of common stock for potential issuance upon conversion and to adjust the reserve from time to time consistent with the note’s terms and limitations. The note’s conversion price is based on a discount to market prices over a specified trading-day lookback period, and conversions are subject to beneficial ownership limitations. A Current Report on Form 8-K relating to the January 20, 2026 Labrys financing had not been filed as of the date of this Annual Report and is being filed separately thereafter.

Options issued to Directors and Advisors. Subsequent to December 31, 2025, certain option awards were relinquished, forfeited, cancelled or otherwise ceased to be outstanding. On January 15, 2026, the Company granted Dr. Chauncey Tallaferro Jones an option to purchase 250,000 shares of the Company’s common stock and granted one advisor an option to purchase 250,000 shares of the Company’s common stock, in each case at an exercise price of $0.0125 per share. After giving effect to those issuances and the relinquishment, forfeiture, cancellation or other cessation of outstanding option awards, 4,333,471 options remained outstanding as of March 25, 2026, consisting of (i) 1,500,000 options held by six directors, (ii) 662,983 options held by Mr. MacGregor, (iii) 497,238 options held by Mr. Blanchard, (iv) 873,250 options held by Mr. Hirsch and (v) 800,000 options held by advisors and one past director.

Resolution discussions regarding professional fees. Subsequent to year end, the Company and Aldous PLLC agreed to enter into documentation addressing alleged outstanding professional fees and related matters, including a settlement agreement providing for a payment obligation of $103,598.52 due on or before May 1, 2026 and containing confession of judgment procedures, and a tolling and standstill agreement effective March 1, 2026 to facilitate settlement discussions. Related documentation includes a mutual release and termination agreement concerning prior draft settlement discussions with Mr. MacGregor and a separate conditional guaranty instrument that is springing upon an uncured Company default under the settlement agreement and is payable in cash only, in each case subject to the terms of the applicable documents.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions to remediate such material weaknesses, and subject to fundraising, which includes hiring additional employees. Management has identified corrective actions to remediate such material weaknesses, subject to available resources, including the hiring of additional accounting and finance personnel. Although remediation efforts were not complete as of December 31, 2025 and remain ongoing in fiscal 2026, management intends to continue its remediation efforts during fiscal year 2026; however, there can be no assurance that such efforts will fully address the material weaknesses or other deficiencies in our disclosure controls and procedures.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based principally on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, we have identified a material weakness related to our internal control over financial reporting as of December 31, 2025. As defined in Regulation 12b-2 under the Securities Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, as of December 31, 2025. the ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses (i.e. lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls) in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the year ended December 31, 2025.

Management has identified corrective actions to remediate such material weaknesses, subject to fundraising, which includes hiring additional employees. Management has identified corrective actions intended to address the material weaknesses identified above, subject to available resources, including the hiring of additional accounting and finance personnel. Although we were unable to fully implement remediation measures during fiscal year 2025, management intends to continue remediation efforts in fiscal year 2026; however, there can be no assurance that such efforts will be successful or that they will fully address the material weaknesses or other deficiencies identified herein.

(c)	Attestation Report of the Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, we are not required to provide the auditor attestation required by Section 404(b) of the Sarbanes-Oxley Act.

(d)	Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 408(a) Disclosure. During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

AMERICAN PICTURE HOUSE CORPORATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Changes. On August 30, 2025, Jonathan Sanger resigned as President of the Company, and Bannor Michael MacGregor resumed service as President effective August 1, 2025. On September 16, 2025, Donald J. Harris resigned from the Board of Directors. On March 16, 2026, Thomas Rauker notified the Company of his resignation from the Board of Directors, effective March 16, 2026. Mr. Rauker’s resignation was not the result of any disagreement with the Company relating to the Company’s operations, policies or practices.

Name	Age	Director Since	Term Ends
Bannor Michael MacGregor, Chief Executive Officer/President/Chairperson	60	2017	2026
Michael Blanchard, Secretary/Director	66	2020	2026
Daniel Hirsch, Treasurer	59	2022	2026
* Michael Wilson, Director	60	2021	2026
*Tim Battles, Director	62	2022	2026
* Peter Conway, Director	68	2021	2026
*Dr. Chauncey Tallaferro Jones, Director	48	2024	2026
* Independent Director

Bannor Michael MacGregor, CEO/President/Chairperson

Mr. MacGregor has served as the Company’s Chief Executive Officer since September 2017. He served as President from September 2017 to August 2023 and again since August 1, 2025. Mr. MacGregor has been the Managing Member of Duncan Morgan, LLC since June of 2008. Prior to that, Mr. MacGregor served as the CEO and President of Bold Crayon Corporation from 2018 to present. Mr. MacGregor was a producer on the feature film, BUFFALOED (2020). Mr. MacGregor also served as an Executive Director at the Organization for the Advocacy of Multi Cultural Unity, Inc., a non-profit, that promotes cultural awareness, from 2016 to 2022.

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

Michael Blanchard, Secretary/Director

Mr. Blanchard served as the Company’s Secretary/Treasurer from September 2020 to July 2023 and became the Company’s Secretary again in September 2025. Mr. Blanchard serves as the CEO of Ribo Music, LLC since April 2020. Prior to that, Mr. Blanchard served as an Investor Liaison to Bold Crayon Corporation from 2018 to December 2020. Mr. Blanchard is a graduate of Boston College.

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

Tim Battles, Independent Director

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

Dr. Chauncey Tallaferro Jones, Independent Director

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

Board of Directors

General Practices

According to our Amended and Restated Articles of Incorporation, our Board of Directors must consist of at least seven and not more than sixteen directors. On March 16, 2026, Thomas Rauker resigned from the Board of Directors, effective immediately. As of the date of this Annual Report, our Board of Directors consists of six members. The Board intends to fill the resulting vacancy in accordance with the Company’s Amended and Restated Articles of Incorporation. Pursuant to our Amended Articles, our directors are elected at an annual or special general meeting of our shareholders and serve on our Board of Directors until the next annual general meeting at which one or more directors are elected or until they are removed by the majority of our shareholders at an annual or special general meeting of our shareholders or upon the occurrence of certain events, in accordance with our Amended Articles. In addition, our Amended Articles allow our Board of Directors to appoint directors to fill vacancies on our Board of Directors to serve until the next annual meeting or special general meeting, or earlier if required by our Amended Articles or applicable law.

As of the date of this Annual Report, our Board of Directors consists of six members, four of whom the Board has determined are independent under the applicable independence standards used by the Company: Michael Wilson, Tim Battles, Chauncey Tallaferro Jones, and Peter Conway.

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

Our audit committee consists of Michael Wilson, who serves as chairperson, Daniel Hirsch, and Timothy Battles. The Board has determined that each member of the audit committee meets the applicable financial literacy requirements of the SEC rules and the corporate governance standards the Company references in this report. The Board has determined that Mr. Wilson and Mr. Hirsch are “audit committee financial experts” as defined by SEC rules. The Board has also determined that Mr. Wilson and Mr. Battles are independent under the applicable audit committee independence standards referenced by the Company.

Compensation Committee

The Board of Directors has established a compensation committee. The compensation committee reviews and makes recommendations to the Board regarding executive compensation, equity incentive awards, and other compensation-related matters. The compensation committee also reviews compensation arrangements for the Company’s executive officers and administers, or makes recommendations regarding, the Company’s equity compensation plans and awards.

The compensation committee currently consists of Peter Conway, Dr. Chauncey Tallaferro Jones and Timothy Battles. Following Thomas Rauker’s resignation from the Board effective March 16, 2026, the Board reviewed committee composition and determined that the compensation committee would continue to operate with its current members. The Board has determined that Mr. Conway, Dr. Jones and Mr. Battles are independent under the compensation committee independence standards referenced by the Company in this report.

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

ITEM 11. EXECUTIVE COMPENSATION

On February 8, 2024, the Company granted options under the 2023 Plan to purchase an aggregate of 5,083,471 shares of common stock at an exercise price of $0.0125 per share. During 2024, 500,000 of these options were forfeited. On November 21, 2024, the Company granted an additional 5,569,967 options at an exercise price of $0.29 per share. During 2025, no additional options were granted and 6,319,967 options were forfeited. As of December 31, 2025, 3,833,471 options remained outstanding. Subsequent to year end, on January 15, 2026, the Company granted an additional 500,000 options.

Mr. MacGregor provides services to the Company pursuant to a consulting agreement. Compensation paid or recognized for the periods presented is reflected in the Summary Compensation Table and related footnotes below. On December 31, 2025, Mr. MacGregor delivered a letter confirming that he is waiving any cash salary from January 1, 2025 through March 31, 2026, unless otherwise approved by the Board in writing.

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bannor Michael MacGregor	2025	$0	(1)	-	-	$-		-	-	-	$0
Bannor Michael MacGregor	2024	$20,000	(2)	-	-	$250,000	(3)	-	-	-	$270,000
Michael Blanchard (4)	2025	$0		-	-	$-		-	-	-	$0
Daniel Hirsch	2025	$0		-	-	$-		-	-	-	$0
Daniel Hirsch	2024	$0		-	-	-		-	-	-	$0

1	On December 31, 2025, Mr. MacGregor delivered a letter confirming that he would waive any cash salary from January 1, 2025 through March 31, 2026 unless otherwise approved by the Board in writing. Prior to that waiver, Mr. MacGregor had instructed the Company’s accounting department that amounts paid to him in 2025 were to be applied against indebtedness owed by the Company to him under the applicable related-party loan arrangements, and not treated as compensation.
2	Mr. MacGregor received $20,000 in cash compensation during 2024, representing $5,000 per month for January through April 2024.
3	Represents the grant-date fair value of option awards granted to Mr. MacGregor on February 8, 2024. These option awards were granted in exchange for Mr. MacGregor’s agreement to forgo compensation, and the amount shown reflects the grant-date fair value determined in accordance with ASC 718.
4	Although Mr. Blanchard served as the Company’s Secretary from September 2020 to July 2023, Mr. Blanchard only became the Company’s Secretary again in September of 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the Company’s named executive officers as of December 31, 2025.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Bannor Michael MacGregor	250,000	0	$0.0125	February 8, 2034
	662,983	0	$0.0125	January 11, 2033
Michael Blanchard	250,000	0	$0.0125	February 8, 2034
	497,238	0	$0.0125	January 11, 2033
Daniel Hirsch	873,250	0	$0.0125	November 20, 2033

Director Compensation

No compensation was awarded to, earned by, or paid to the Company’s directors for service on the Board during 2025, and no new director option awards were granted during 2025. During 2024, five directors each received a fully vested option to purchase 250,000 shares of common stock at an exercise price of $0.0125 per share, with a ten-year term. Subsequent to year end, on January 15, 2026, Dr. Chauncey Tallaferro Jones received an additional option to purchase 250,000 shares of common stock at an exercise price of $0.0125 per share. Because that grant occurred after December 31, 2025, it is not reflected as 2025 compensation. Amounts paid to Mr. MacGregor during the first quarter of 2025 were applied, at his direction, as partial repayment of indebtedness owed by the Company to him and were not treated as compensation.

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

In the year ended December 31, 2025, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

AMERICAN PICTURE HOUSE CORPORATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2026 by (i) each current director and executive officer, (ii) all current directors and executive officers as a group, and (iii) each person known by us to beneficially own more than five percent (5%) of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person has sole voting and dispositive power with respect to the shares shown.

Thomas Rauker served as a director through March 16, 2026; because the beneficial ownership table is presented as of March 25, 2026, he is not included in the table as a current director or executive officer.

Common Shares

Name of Directors, Executive Officers and 5% Stockholders	Affiliation with Company (e.g., Officer Title /Director/ Owner of more than 5%)	Residential Address (City / State Only)	Share type/class	Names of control person(s) if a corporate entity	Number of Shares Owned (7)	Ownership Percentage of Class Outstanding
Bannor Michael MacGregor (1)	Chairperson, CEO, President	Durham, NC	Common		22,144,486	19.49%
Michael Blanchard (2)	Secretary, Director	Littleton, MA	Common		3,890,571	3.42%
Daniel Hirsch (3)	Treasurer	Teaneck, NJ	Common		873,250	0.77%
Michael Wilson (6)	Director	Denville, NJ	Common		450,000	0.40%
Dr. Chauncey Tallaferro Jones (6)	Director	Magnolia, TX	Common		1,250,000	1.10%
Peter Conway (4)(6)	Director	Acton. MA	Common		298,000	0.26%
Timothy Battles(5)	Director	Groton, MA	Common		4,682,200	4.12%
All directors and executive officers as a group (7 persons) (7)					33,588,507	29.57%
Damian Gill (5)	5% Stockholder	Melbourne, Australia	Common		6,500,000	5.72%

(1)	Mr. MacGregor is the managing manager of Hyperion Sprung Private Family Trust Management Company, LLC, trustee of The Noah Morgan Private Family Trust, which holds 21,136,048 shares of common stock, and Mr. MacGregor directly holds 95,455 shares of common stock. The shares shown also include 662,983 shares issuable upon exercise of stock options issued on January 11, 2023 and exercisable within 60 days of March 25, 2026, and 250,000 shares issuable upon exercise of stock options issued on February 8, 2024 and exercisable within 60 days of March 25, 2026 (exercise price $0.0125 per share). The January 11, 2023 options are exercisable at the applicable exercise price set forth in the underlying award documentation.

(2)	The shares shown include 497,238 shares issuable upon exercise of stock options issued on January 11, 2023 and exercisable within 60 days of March 25, 2026, and 250,000 shares issuable upon exercise of stock options issued on February 8, 2024 and exercisable within 60 days of March 25, 2026 (exercise price $0.0125 per share). The January 11, 2023 options are exercisable at the applicable exercise price set forth in the underlying award documentation.

(3)	Includes 873,250 shares issuable upon exercise of stock options issued on November 20, 2023 and exercisable within 60 days of March 25, 2026 (exercise price $0.0125 per share).

(4)	Includes 48,000 shares held by PC2 Consulting, an entity for which Mr. Conway is a principal.

(5)	Based on information provided to the Company, Mr. Gill is a director and shareholder of each North Star Capital Pty Ltd, which holds 3,500,000 shares, and Black Rock Capital Pty Ltd, which holds 3,000,000 shares, for an aggregate of 6,500,000 shares. Certain UCC financing statements have been filed from time to time with respect to these shares. Mr. Gill is not a director or executive officer of APHP.

(6)	Includes 250,000 shares issuable upon exercise of stock options held by each of Mr. Wilson, Mr. Conway and Mr. Battles, issued on February 8, 2024 and exercisable within 60 days of March 25, 2026, at an exercise price of $0.0125 per share. Includes 250,000 shares issuable upon exercise of stock options held by Dr. Chauncey Tallaferro Jones, issued on January 15, 2026 and exercisable within 60 days of March 25, 2026, at an exercise price of $0.0125 per share. To the extent Mr. MacGregor’s and Mr. Blanchard’s February 8, 2024 option awards are included in their respective individual footnotes, they are not separately repeated in this footnote.

(7)	Based on 113,599,325 shares of common stock outstanding as of March 25, 2026. The “Number of Shares Owned” includes shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 25, 2026, as set forth in the applicable footnotes. For purposes of calculating “Ownership Percentage of Class Outstanding,” shares issuable upon exercise of such options are deemed outstanding for the applicable holder (or, in the case of the group row, for all directors and executive officers as a group), but are not deemed outstanding for any other person.

Preferred Shares

Name of Beneficial Owner	Series A Preferred Shares Beneficially Owned (1)	Percentage of Series A Preferred Shares (2)
Bannor Michael MacGregor (3)	3,839	100.00%

Total	3,839	100.00%

(1)	The holders of the Series A preferred shares, shall not be entitled to receive dividends. The holders of Series A preferred shares shall be entitled to vote on all matters submitted to a vote of the shareholders of the Company. The holders of the Series A preferred shares shall be entitled to one million (1,000,000) votes per one share of Series A preferred held. The holders of any Series A preferred shares shall be entitled to convert such shares into fully paid and non-assessable shares of Common Stock at the following conversion ratio: each Series A preferred share is convertible at a ratio of 1 to 100,000 so that each one share of Series A preferred shares may be exchanged for 100,000 common shares.

(2)	The number of Series A Preferred shares outstanding used in computing the percentage is 3,839.

(3)	As of March 25, 2026, Mr. Bannor Michael MacGregor beneficially owns and has sole voting and investment control over 3,819 shares of the Company’s Series A Preferred Stock, representing approximately 99.48% of the outstanding Series A Preferred Stock. Mr. MacGregor also indirectly beneficially owns and controls an additional 20 shares of Series A Preferred Stock, representing approximately 0.52% of the outstanding Series A Preferred Stock, through his role as the control person of Bold Crayon Corporation, the record holder of such shares. Mr. MacGregor is deemed the control person of Bold Crayon Corporation by virtue of his ownership of a majority of its outstanding voting equity and his position as its Chief Executive Officer. As such, Mr. MacGregor has the power to direct the voting and disposition of all securities held by Bold Crayon Corporation, including the 20 issued and outstanding shares of the Company’s Series A Preferred Stock. In the aggregate, Mr. MacGregor directly and indirectly beneficially owns and controls all 3,839 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding Series A Preferred Stock. Each Series A Preferred Share has voting rights equal to 1,000,000 votes per share, resulting in total voting rights equivalent to 3,839,000,000 shares of common stock. The address for Mr. MacGregor, both in his individual capacity and as the control person of Bold Crayon Corporation, is Durham, NC

AMERICAN PICTURE HOUSE CORPORATION

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions

Other than as described below and other than the transactions described under “Executive Compensation,” there have not been, and there are not currently proposed, any transactions or series of similar transactions since January 1, 2024 to which the Company was or is to be a participant, in which the amount involved exceeded $120,000, and in which any director, executive officer, holder of 5% or more of any class of the Company’s voting securities, or any immediate family member of any of the foregoing persons, had or will have a direct or indirect material interest.

During 2025, the Company borrowed $353,000 from and repaid $87,000 to Bannor Michael MacGregor, the Company’s Chief Executive Officer and a director, pursuant to a master loan agreement. The 2025 repayments include $15,000 paid during the first quarter of 2025 that, at Mr. MacGregor’s direction, was applied as partial repayment of indebtedness owed by the Company to him and was not treated as compensation. During 2024, the Company borrowed $103,000 from and repaid $30,000 to Mr. MacGregor pursuant to the same master loan agreement. The master loan agreement accrues interest at a rate of 4.4% and is payable in a lump sum upon maturity.

During 2025 and 2024, the Company borrowed $29,000 and $280,000, respectively, from The Noah Morgan Private Family Trust pursuant to a master loan agreement. The master loan agreement accrues interest at a rate of 4.4% and is payable in a lump sum upon maturity.

On December 31, 2025, Mr. MacGregor delivered a letter to the Company’s Board confirming, among other things, a cash salary waiver effective January 1, 2025 through March 31, 2026 and a temporary standstill on certain dispositions or conversions of his preferred shares during the same period, subject to Board-approved exceptions.

Board consulting arrangements. During 2024, the Company had consulting services relationships with members of the Board of Directors whereby they were compensated a total of $45,000. As of December 31, 2025 and 2024, $0 and $0, respectively, were accrued and unpaid with respect to such consulting arrangements. The consulting services were provided as requested by management and could be terminated at any time without penalty. No cash compensation was paid to directors for Board service during 2025.

Additional information regarding related party transactions, including amounts due to related parties, is included in the financial statements and related notes elsewhere in this Annual Report on Form 10-K, including Note 12—Related Party Transactions. Certain related party matters occurring after year end are described in Note 13—Subsequent Events.

Director independence

The Company’s common stock is quoted on the OTCQB Marketplace and is not listed on a national securities exchange. The Board of Directors evaluates the independence of its members using the independence standards applicable to companies listed on the Nasdaq Stock Market, as a reference framework, and applicable SEC rules. Based on that evaluation, the Board of Directors has determined that the following directors are independent within the meaning of those standards, having no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company): Michael Wilson, Director, Tim Battles, Director, Peter Conway, Director, Dr. Chauncey Tallaferro Jones, Director. The Board of Directors has determined that Bannor Michael MacGregor (CEO, President, and Chairman), Michael Blanchard (Secretary), and Daniel Hirsch (Treasurer) are not independent because each serves as an executive officer of the Company and receives compensation pursuant to consulting agreements with the Company.

AMERICAN PICTURE HOUSE CORPORATION

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Policy on Approval of Audit and Non-Audit Services of Independent Auditors

American Picture House Corporation’s Audit Committee is responsible for overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee’s policy is to approve all audit and permitted non-audit services provided by Lao Professionals CPA PC. These services may include audit services, audit-related services, tax services and other permitted services, as further described below. Once services have been approved, Lao Professionals CPA PC and management report to the Audit Committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable approval, and regarding the fees for the services performed. Such fees for 2025 and 2024 were approved by the Audit Committee in accordance with these procedures.

Principal Accountant Fees and Services

American Picture House Corporation paid the following fees for professional services rendered by Lao Professionals CPA PC for the years ended December 31, 2025 and for year ended 2024:

	2025	2024
	(U.S. $)
Audit fees	48,375	65,640
Audit-related fees
Tax fees	200	3,500
All other fees
Total	$48,575	$69,140

The audit fees for the year ended December 31, 2025 were for professional services rendered in connection with the audit of the Company’s annual financial statements, the review of quarterly financial information included in the Company’s quarterly reports on Form 10-Q, and assistance with related SEC filings. The audit fees for the year ended December 31, 2024 were for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements and the review of quarterly financial information. The tax fees for 2024 represent amounts billed for the preparation of the Company’s federal and state income tax returns for 2023.

The Audit Committee believes that the provision of all non-audit services rendered is compatible with maintaining the independence of Lao Professionals CPA PC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of American Picture House Corporation are filed as part of this Annual Report on Form 10-K:

page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the years ended December 31, 2025 and 2024	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024	F-5
Statements of cash flows for the years ended December 31, 2025 and 2024	F-6
Notes to financial statements	F-7
Financial Statement Schedules:
All schedules have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

American Picture House Corporation

(b) Exhibits

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

3.1	Second Amended and Restated Articles of Incorporation
3.2	Bylaws
10.1	Consulting Agreement with Bannor Michael MacGregor
10.1.1	Amended Consulting Agreement with Bannor Michael MacGregor
10.2	Economic Injury Disaster Loan (EIDL)
10.3	American Express Business Line of Credit Loan Agreement and Personal Guarantee
10.4	2023 Directors, Employees and Advisors Stock Incentive and Compensation Plan
10.5	Asset Purchase Agreement with Bold Crayon
10.8	Master Loan Agreement between APHP and Bannor MacGregor
10.8.1	Assignment of Debt to SSS from MacGregor and NMPFT
10.10	Yale Barron’s Cove Agreement
10.10.1	Barron’s Cove APHP Credit Designee Certification
10.13	Master Loan Agreement between APHP and NMPFT
10.14	Turn Up The Sun - Net Proceeds Purchase Term Sheet
10.15	Luessenhop APHP Agreement
10.15.1	Addendum to the Luessenhop APHP Agreement
10.16	APHP SSS Option
10.16.1	Amendment No. 1 to APHP SSS Agreement to Extend
10.17	Registration Rights Agreement
10.18	ELOC Agreement
10.19	Labrys Convertible Note
10.19.1	Labrys Second Convertible Note
10.20	Multi-Film Investment APHP SSS
14.1	Code of Ethics
14.2	Code of Ethics For Executive Officers
19.1	Insider Trading Policy
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Treasurer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Treasurer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

AMERICAN PICTURE HOUSE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PICTURE HOUSE CORPORATION

By:	/s/ Bannor Michael MacGregor
Name:	Bannor Michael MacGregor
Title:	President and Chief Executive Officer
Dated:	March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	Name	Title	Date

By:	/s/ Bannor Michael MacGregor	President and Chief Executive Officer and Director	March 30, 2026
Bannor Michael MacGregor

By:	/s/ Michael Blanchard	Secretary and Director	March 30, 2026
Michael Blanchard

By:	/s/ Daniel Hirsch	Treasurer	March 30, 2026
Daniel Hirsch

By:	/s/ Tim Battles	Director	March 30, 2026
Tim Battles

By:	/s/ Chauncey Tallaferro Jones	Director	March 30, 2026
Chauncy Tallaferro Jones

By:	/s/ Peter Conway	Director	March 30, 2026
Peter Conway

By:	/s/ Michael Wilson	Director	March 30, 2026
Michael Wilson

