Form 10-Q
period 2026-03-31
American Picture House Corp
filed 2026-05-14
CIK 1771995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-56586

American Picture House Corporation

(Exact name of registrant as specified in its charter)

Wyoming	7812	85-4154740
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

477 Madison Avenue, 6th Floor

New York, NY 10022

1-877-416-5558

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2026, the Registrant had 113,761,925 shares of common stock issued and outstanding.

AMERICAN PICTURE HOUSE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

GENERAL AND WHERE YOU CAN FIND MORE INFORMATION

Unless otherwise indicated, all references to the “Company,” “we,” “our,” and “APHP” refer to American Picture House Corporation, a Wyoming corporation. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S.$” and “$” are to the lawful currency of the United States of America.

1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2026

AMERICAN PICTURE HOUSE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$22,338	$124
Accounts receivable	121,816	1,150,000
Prepaid expenses	20,297	28,375
Receivable - related party	-	-
Total Current Assets	164,451	1,178,499

Produced and licensed content costs	1,175,000	300,000
Loans receivable, film financing arrangements	-	-
Intangible assets, net of accumulated amortization of $48,417 and $42,583 as of March 31, 2026 and December 31, 2025, respectively.	21,583	27,417

TOTAL ASSETS	1,361,034	1,505,916

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash overdraft	-	-
Accounts payable and accrued expenses	641,745	655,163
Deferred revenue, current portion	50,000	50,000
Interest payable - related party	29,868	42,200
Interest payable - EIDL loan	5,280	6,086
Note payable	256,746	115,000
Note payable - related party	534,872	647,209
Commercial Line of Credit	97,905	97,905

Total Current Liabilities	1,616,416	1,613,563

Economic injury disaster loan, non-current	149,900	149,900

Total Liabilities	1,766,316	1,763,463

Stockholders’ Equity (Deficit):
Common Stock $0.0001 par value. 1,000,000,000 authorized. 113,761,925 and 113,399,325 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	11,376	11,340
Preferred Stock $0.0001 par value. 1,000,000 authorized. 3,839 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	-	-
Additional paid in capital	7,580,975	7,557,507
Accumulated deficit	(7,997,633)	(7,826,394)
Total Stockholders’ Equity (Deficit)	(405,282)	(257,547)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,361,034	$1,505,916

*	Derived from audited information. The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2026	2025

Revenues	$1,220	$-

Cost of revenues	-	-
	1,220	-

Operating Expenses:
General and administrative	112,656	475,457
Research and development	-	-
Sales and marketing	1,582	461
Total Operating Expenses	114,238	475,918
Net Operating Loss	(113,018)	(475,918)

Other Income (Expenses):
Interest income	-	-
Interest expense	(58,221)	(12,919)
Net Other Income (Expenses)	(58,221)	(12,919)
Loss before income taxes	(171,239)	(488,837)
Income taxes	-	-
Net loss	$(171,239)	$(488,837)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares used in per share computation - Basic and Diluted	113,563,498	112,399,325

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Stock Subscription	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	Receivable	(Deficit)

Balance, December 31, 2024	112,399,325	$11,240	3,829	$-	$7,264,042	$(7,291,954)	$-	$(16,672)

Preferred stock redeemed in exchange for assets	-	-	(10)	-	(256,000)	-		(256,000)

Stock option compensation	-	-	-	-	232,995	-		232,995

Net Loss	-	-	-	-	-	(488,837)		(488,837)

Balance, March 31, 2025	112,399,325	$11,240	3,819	$-	$7,241,037	$(7,780,791)	$-	$(528,514)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Stock Subscription	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	Receivable	(Deficit)

Balance, December 31, 2025	113,399,325	$11,340	3,839	$-	$7,557,507	$(7,826,394)	$-	$(257,547)

Financing costs settled in shares of stock	200,000	20	-	-	15,980			16,000

Note payable ($5,754) and financing costs ($1,750) settled in shares of stock	162,600	16	-	-	7,488			7,504

Net Loss						(171,239)		(171,239)

Balance, March 31, 2026	113,761,925	$11,376	3,839	$-	$7,580,975	$(7,997,633)	$-	$(405,282)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$(171,239)	$(488,837)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Reserve for uncollectible receivable	-	-
Expiration of produced and licensed costs	-	-
Stock option expense	-	232,995
Commons stock issued for services	-	-
Preferred stock redeemed in exchange for assets	-	(42,642)
Note payable converted to equity	(5,754)	-
Financing costs paid in shares of common stock	23,504	-
Amortization expense	5,834	5,833
Change in operating assets and liabilities:
Accounts receivable	1,028,184	29,674
Prepaid expenses	8,078	13,885
Receivables - related party	-	4,086
Loans receivable, film financing arrangements	-	-
Produced and licensed costs	(875,000)	(1,200)
Cash overdraft	-	(21)
Accounts payable and accrued expenses	(13,418)	87,568
Interest payable - related parties	(12,332)	4,183
Interest payable - EIDL loan	(806)	(731)
Deferred revenue	-	-
Net Cash Flows from Operating Activities	(12,949)	(155,207)

Cash Flows from Investing Activities:
Intangible assets	-	-
Net Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	-	-
Proceeds from debt borrowings - related parties	-	173,856
Repayment of debt borrowings - related parties	(112,337)	(15,080)
Proceeds from commercial line of credit	-	1,050
Repayments on commercial line of credit	-	-
Proceeds from note payable	172,500	-
Repayment of note payable	(25,000)	-
Proceeds from sale of Common Stock	-	-
Net Cash Flows from Financing Activities	35,163	159,826

Net Increase in Cash and Cash Equivalents	22,214	4,619
Cash and Cash Equivalents, Beginning of Period	124	-
Cash and Cash Equivalents, End of Period	$22,338	$4,619

Non-cash Financing and Investing Activities:
Notes payable converted to Common Stock	5,754	-
Financing costs paid in Common Stock	16,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Description of Business

American Picture House Corporation (the “Company,” “we,” “APHP,” and “us”) was incorporated in the State of Nevada on September 21, 2005, originally under the corporate name of Servinational, Inc. The Company subsequently changed its name to Shikisai International, Inc. in November 2005 and then to Life Design Station, Intl., Inc. in August 2007. The Company changed its state of domicile from Nevada to Wyoming on October 13, 2020. On December 4, 2020, the Company changed its name to American Picture House Corporation. The Company’s year-end is December 31.

APHP is an entertainment company focused on the development, packaging, financing and production of feature films and limited series. During 2025, the Company pivoted away from third-party consulting to concentrate on internally developed projects and selective strategic partnerships. As of March 31, 2026, APHP’s project participation includes BARRON’S COVE, POSE, THIEVES HIGHWAY, PROTECTOR and MOTION. BARRON’S COVE, POSE and THIEVES HIGHWAY were released in 2025; PROTECTOR was released in U.S. theaters on March 6, 2026; and MOTION remained in post-production during the quarter.

The Company had no employees as of March 31, 2026 and continued to rely on consultants and other independent contractors for corporate operations and project-level activities. The Company dissolved Devil’s Half-Acre, LLC and Ask Christine Productions, LLC on May 12, 2025.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods presented. The results for the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of American Picture House Corporation and its wholly owned subsidiaries, Devil’s Half-Acre, LLC and Ask Christine Productions, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are short-term highly liquid investments with original maturities of three months or less when acquired.

Accounts Receivable

Accounts receivable primarily consist of trade receivables due from customers for consulting services and from fees derived from licensing of IP to content providers worldwide. As of March 31, 2026, accounts receivable was related to the BUFFALOED CAMA (see Assigned Rights to feature film, BUFFALOED below) and collection service fees related to the Company’s contractual revenue collection rights to BARRON’S COVE. As of December 31, 2025, 100% of accounts receivable were due from collection service fees related to the Company’s contractual revenue collection rights under Amendment No. 1, dated December 29, 2025, to the Company’s agreement relating to BARRON’S COVE. Under that amendment, the Company is entitled to receive 100% of Net Revenues until it has received an aggregate of $1,150,000 (the “APHP Priority Amount”). Accordingly, the $1,150,000 accounts receivable balance reflects the Company’s contractual priority receivable / collection right at year-end. There was no bad debt expense for the quarters ended March 31, 2026 and 2025 and no additional allowance for doubtful accounts for the periods ended March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025

Accounts receivable, CAMA	$1,220	$-
Accounts receivable, Collection Service Fees	120,596	1,150,000
	$121,816	$1,150,000

Produced and Licensed Content Costs

Capitalized production costs, whether produced or acquired/licensed rights, include development costs, direct costs and production overhead, and are subject to impairment evaluation when events or circumstances indicate the carrying value may not be recoverable. These amounts and licensed content are included in “Produced and Licensed Content Costs” on the balance sheet as follows:

	March 31, 2026	December 31, 2025
Films in development and pre-production stage	$1,175,000	$300,000
	$1,175,000	$300,000

BUFFALOED. Completed Released In November 2022, the Company obtained certain limited rights to the feature film BUFFALOED from Bold Crayon, Inc. (“BC”), including a secured position of a one million three hundred eighty-thousand-dollar ($1,380,000.00 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”) and a 35% share of the profits generated thereafter (“the BC Assets”). During the quarters ended March 31, 2026 and 2025, the Company reported revenues of $1,220 and $0, respectively, from the CAMA.

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

Intangible assets

The Company’s intangible assets include in-service and under-development websites and licensed internal use software. The capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a three-year period. Amortization expense totaled $5,834 and $5,833 for the quarters ended March 31, 2026 and 2025, respectively.

Deferred Revenue

Deferred revenue represents the amount billed to clients that has not yet been earned, pursuant to agreements entered into in current and prior periods. As of March 31, 2026 and December 31, 2025, total net deferred revenue was $50,000 and $50,000, respectively. The $50,000 in deferred revenue relates to the grant of a producer credit to a proposed film.

Revenues and Costs from Services and Products – Historically, Company’s revenue comes from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. The consulting services typically relate to development of business strategy and monetization of intellectual property rights. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the party are identified, the contract has economic substance, and collectability of the contract is considered probable. Historically, the term of these consulting agreements has been approximately three to six months in duration. The Company’s revenue is measured based on considerations specified in the contract with each customer. Accounting Standards Codification (“ASC”) 606 allows for adoption of an “as invoiced” practical expedient that allows companies to recognize revenue in the amount to which the entity has a right to invoice when they have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The Company has elected to adopt this practical expedient with regards to its consulting services revenue. Revenues for the three months ended March 31, 2026 and 2025 totaled $1,220 and $0, respectively.

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

Revenue derived from the BUFFALOED CAMA totaled $1,220 and $0 for the quarters ended March 31, 2026 and 2025, respectively.

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

Stock-Based Compensation – The Company follows U.S. GAAP, which requires all stock-based compensation to employees, including the grant of employee stock options, to be recognized in the statement of operations based on its fair value. Awards outstanding are accounted for using the accounting principles originally applied to the award. The expense associated with share-based compensation is recognized on a straight-line basis over the service period of each award. Refer to Note 6 for additional information related to this stock-based compensation plan.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution from common stock equivalents only to the extent they are not anti-dilutive. For the quarter ended March 31, 2026, potentially dilutive securities included Series A preferred shares and outstanding stock options.

	March 31, 2026	December 31, 2025
Convertible Preferred Stock	383,900,000	383,900,000
Stock options	3,833,471	3,833,471
	387,733,471	387,733,471

Segment Information

The Company operates as one reportable segment. The Company’s Chief Executive Officer serves as the chief operating decision maker.

Recently Issued Accounting Pronouncements

Management has evaluated recently issued accounting pronouncements through the filing date of this Quarterly Report and determined that none are expected to have a material impact on the Company’s condensed consolidated financial statements, except as may be described in a finalized quarter-end memo.

NOTE 3 – Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2026, the Company had a working capital deficit of approximately $1,452,000, an accumulated deficit of $7,997,633, and cash and cash equivalents of approximately $22,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s current plan to address these conditions includes continued project monetization efforts, borrowings from related parties or third parties, equity issuances or equity-linked financings, and disciplined management of operating expenditures. During the first quarter of 2026, the Company entered into a convertible note financing with Labrys Fund II, L.P. and also continued to implement project-level arrangements with SSS Entertainment, LLC. There can be no assurance that these efforts will be successful.

Under related transfer agent instructions, the Company authorized its transfer agent to reserve an initial 12,000,000 shares of common stock for potential issuance upon conversion and to adjust the reserve from time to time consistent with the note’s terms and limitations. The note’s conversion price is based on a discount to market prices over a specified trading-day lookback period, and conversions are subject to beneficial ownership limitations. During the quarter ended March 31, 2026, Labrys converted $5,754 of principal together with $1,750 for fees, $7,504 in total, into 162,600 shares of Common Stock at a conversion price of $0.04615 per share of Common Stock.

NOTE 4 – Notes Payable

Economic Injury Disaster Loan

The Company’s EIDL obligation had a carrying value of $149,900 at December 31, 2025, with accrued interest of $6,086. The loan bears interest at 3.75% per annum and is secured by substantially all of the Company’s tangible and intangible assets. Insert the March 31, 2026 accrued interest and current/non-current presentation analysis.

Commercial Line of Credit

The American Express line of credit balance was $97,905 at March 31, 2026 and December 31, 2025. Borrowings bear interest at rates ranging from approximately 16.09% to 34.3% and are personally guaranteed by Mr. MacGregor.

Convertible note financing (Labrys Fund II)

On January 20, 2026, the Company entered into a securities purchase agreement with Labrys Fund II, L.P. (“Labrys”) pursuant to which the Company issued a 10% promissory note in the aggregate principal amount of $172,500 (which includes an original issue discount of $22,500) in exchange for a cash purchase price of $150,000. The note has a twelve-month maturity from the issue date and contains conversion features subject to the note’s terms and limitations. As additional consideration, the Company agreed to issue 200,000 shares of common stock as commitment shares. The purchase price was disbursed such that $114,000 was wired to the Company, $7,500 was paid to the placement agent (Enclave Capital LLC) for the Company’s benefit, $25,000 was directed to the investor for repayment of a portion of a prior promissory note, and $3,500 was withheld for the investor’s legal fees.

During the quarter ended March 31, 2026, Labrys converted $5,754 of principal together with $1,750 for fees, $7,504 in total, into 162,600 shares of Common Stock at a conversion price of $0.04615 per share of Common Stock.

NOTE 5 – Related Party Debt and Interest

Note Payable – Mr. MacGregor

During the quarter ended March 31, 2026, the Company borrowed $0 from and repaid $112,337 of principal and $18,300 of accrued interest to Mr. MacGregor pursuant to a master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible

Noah Morgan Private Family Trust Loan Agreement (“NMPFT”)

During the quarter ended March 31, 2026, Company did not borrow or repay any loan principal from a family trust related to Mr. MacGregor pursuant to a master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity of the obligation. This note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC.

NOTE 6 – Equity and Stock-Based Compensation

Authorized Capital. The Company has 1,000,000,000 common shares authorized and 1,000,000 preferred shares authorized, of which 100,000 are designated as Series A Convertible Preferred Stock.

Common and Preferred Shares. As of March 31, 2026 and December 31, 2025, the Company had 113,761,925 and 113,399,325 common shares and 3,839 Series A preferred shares issued and outstanding. As of May 13, 2026, the Company disclosed 113,761,925 common shares and 3,839 Series A preferred shares issued and outstanding.

Labrys Commitment Shares. In connection with the January 20, 2026 Labrys financing, the Company agreed to issue 200,000 shares of common stock as commitment shares.

During March 2026, Labrys converted $5,754 of principal together with $1,750 for fees, $7,504 in total, into 162,600 shares of Common Stock at a conversion price of $0.04615 per share of Common Stock.

Stock Options. As of March 25, 2026, 3,833,471 stock options remained outstanding and exercisable.

NOTE 7 – Commitments and Contingencies

Legal Proceedings. The Company disclosed in its Annual Report on Form 10-K that demands for arbitration were submitted to JAMS in Jonathan Sanger v. American Picture House Corporation (JAMS Case No. 5220010741) and Michael Jones v. American Picture House Corporation (JAMS Case No. 5220010727), with JAMS advising that the Jones matter had been consolidated with the Sanger-caption matter. The Company disputes the claims asserted and reserves all rights, objections and defenses, including with respect to commencement, service and arbitrability. Based on information currently available, management could not conclude that a loss was probable or reasonably estimable.

NOTE 8 – Related Party Transactions

The following is a summary of related party transactions for the three months ended March 31, 2026 and 2025:

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

Professional fees/ related party. During the quarters ended March 31, 2026 and March 31, 2025, the Company incurred approximately $0 and $45,000, respectively, of professional fees to a legal firm affiliated with a former member of the Company’s Board of Directors. At March 31, 2026 and December 31, 2025, the Company had approximately $136,000 and $146,000, respectively, included in accounts payable and accrued expenses owed to the legal firm.

Board consulting arrangements. During the quarters ended March 31, 2026 and March 31, 2025, the Company had consulting services relationships with members of the Board of Directors whereby they were compensated a total of $0 and $15,000, respectively. As of December 31, 2025 and 2024, $0 and $0, respectively, were accrued and unpaid with respect to such consulting arrangements. The consulting services were provided as requested by management and could be terminated at any time without penalty. During the first quarter of 2025, amounts totaling $15,000 were paid to Mr. MacGregor; however, at Mr. MacGregor’s direction, such amounts were applied as partial repayment of indebtedness owed by the Company to him and were not treated as compensation.

Loans/Mr. MacGregor. During the quarter ended March 31, 2026, the Company borrowed $0 from and repaid $112,337 to Mr. MacGregor pursuant to a master loan agreement. The master loan agreement accrues interest at a rate of 4.4% and is payable in a lump sum upon maturity. The note is not convertible. As of March 31, 2026, the Company owed $225,872 of principal and $727 of accrued interest on this note. As of December 31, 2025, the Company owed $338,209 of principal and $16,676 of accrued interest on this note.

Loans/family trust related to Mr. MacGregor. During the quarter ended March 31, 2026, the Company borrowed $0 from and repaid $0 to a family trust related to Mr. MacGregor pursuant to a master loan agreement. The master loan agreement accrues interest at a rate of 4.4% and is payable in a lump sum upon maturity. The note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC. As of March 31, 2026, the Company owed $309,000 of principal and $29,141 of accrued interest on this note. As of December 31, 2025, the Company owed $309,000 of principal and $25,524 of accrued interest on this note.

NOTE 9 – Subsequent Events

Management has evaluated subsequent events through the date these condensed consolidated financial statements are issued.

Professional fee discussions. During the quarter ended March 31, 2026, the Company and Aldous PLLC engaged in discussions regarding outstanding professional fees and entered into a tolling and standstill agreement effective March 1, 2026 to facilitate those discussions. Draft settlement documentation, including a proposed settlement amount of $103,598.52, was circulated, but no final settlement agreement was executed during the quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements for a variety of reasons, including those set forth in our Annual Report on Form 10-K and in other filings with the SEC.

Overview

American Picture House Corporation is an entertainment company focused on the development, packaging, financing and production of feature films and limited series. During 2025, we pivoted away from third-party consulting to concentrate on internally developed projects and selective strategic partnerships. We generally pursue two complementary approaches to participating in projects: (i) structured film finance and senior or priority recoupment positions, including senior secured production lending and first-priority receipt structures designed to prioritize return of capital; and (ii) building an owned or controlled content library over time by acquiring or optioning intellectual properties and, where appropriate, obtaining negative ownership or other control rights in projects.

Recent Developments During the First Quarter of 2026

●	On January 20, 2026, we completed a convertible note financing with Labrys Fund II, L.P. for a $150,000 purchase price, including $114,000 of cash proceeds to the Company after specified deductions and offsets, together with a 10% promissory note in the original principal amount of $172,500, 200,000 commitment shares, and an initial 12,000,000-share conversion reserve.
●	Effective January 27, 2026, we entered into a Multi-Film Investment and Compensation Agreement with SSS Entertainment, LLC that revised our arrangement with respect to POSE, contemplated funding for MOTION, and contemplated an additional investment in an untitled SSS-produced picture, each subject to the terms of the agreement and applicable approvals.
●	On March 12, 2026, our Board approved entry into the Multi-Film Agreement and ratified Amendment No. 1 to the APHP/SSS Agreement relating to POSE and BARRON’S COVE, effective December 29, 2025. In connection with that Board approval, the Company became obligated, subject to the agreement terms and applicable approvals, to issue $350,000 in value of common stock to Bannor Michael MacGregor and The Noah Morgan Private Family Trust, split equally.
●	PROTECTOR was released in U.S. theaters on March 6, 2026.
●	MOTION remained in post-production during the quarter.

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change $

Revenues	$1,220	$-	$1,220

Cost of revenues	-	-	-
	1,220	-	1,220

Operating Expenses:
General and administrative	112,656	475,457	(362,801)
Research and development	-	-	-
Sales and marketing	1,582	461	1,121
Total Operating Expenses	114,238	475,918	(361,680)
Net Operating Loss	(113,018)	(475,918)	362,900

Other Income (Expenses):
Interest income	-	-	-
Interest expense	(58,221)	(12,919)	(45,302)
Net Other Income (Expenses)	(58,221)	(12,919)	(45,302)
Loss before income taxes	(171,239)	(488,837)	317,598
Income taxes	-	-	-
Net loss	$(171,239)	$(488,837)	$317,598

2

Revenues. During the three months ended March 31, 2026, revenues were $1,220, compared with $0 for the three months ended March 31, 2025. The change was primarily attributable to income from the BARRON’S COVE CAMA.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2026 were $112,656, compared with $475,457 for the three months ended March 31, 2025. The period-over-period reduction in expense was primarily attributable to the 2025 period including $232,995 of stock option expense compared to $0 in the 2026 period and lower professional and consulting fees. Additionally, legal and consulting fees decreased by $183,242 for the 2026 quarter compared to the 2025 quarter as the Company sought to reduce operating expenses.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2026 were $1,582, compared with $461 for the three months ended March 31, 2025.

Interest Expense. Interest expense for the three months ended March 31, 2026 was $58,221, compared with $12,919 for the prior-year period, with the change primarily attributable to credit card debt and the Labrys financings.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of approximately $22,000, a working capital deficit of approximately $1,452,000, and accumulated deficit of $$7,997,633. As of December 31, 2025, we had cash and cash equivalents of $124 and negative working capital of approximately $435,000. These conditions raise substantial doubt about our ability to continue as a going concern.

Operating Activities. During the three months ended March 31, 2026, net cash used in operating activities was $12,949, compared with net cash used in operating activities of $155,207 for the three months ended March 31, 2025. The 2026 period primarily reflects the collection of $1.0M of receivables that were subsequently redeployed into new and incremental film production activities.

Financing Activities. During the three months ended March 31, 2026, net cash provided by financing activities was $35,163, compared with net cash provided by financing activities of $159,826 for the three months ended March 31, 2025. The 2026 period reflects net Labrys note proceeds of $172,500 and repayment of $25,000 against the Labrys note and $112,337 of repayment of related-party borrowings.

Funding Requirements. We expect our expenses to increase in connection with our ongoing film development and production activities and our public-company reporting obligations. We expect to finance operations and investments through a combination of project receipts, debt financings, equity issuances, and strategic transactions, although there can be no assurance that sufficient capital will be available on acceptable terms, or at all.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe our critical accounting policies and estimates include those related to revenue recognition, collectability of receivables, impairment of produced and licensed content costs and intangible assets, stock-based compensation, accounting for debt and equity-linked instruments, and contingencies.

Off-Balance Sheet Arrangements

None, except as may be described in the notes to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 because management determined that the Company’s disclosure processes functioned effectively to provide reasonable assurance of timely and accurate disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in arbitration proceedings arising out of certain consulting agreements. During 2025, demands for arbitration were submitted to JAMS in Jonathan Sanger v. American Picture House Corporation (JAMS Case No. 5220010741) and Michael Jones v. American Picture House Corporation (JAMS Case No. 5220010727), with JAMS advising that the Jones matter had been consolidated with the Sanger-caption matter under Case No. 5220010741. The Company disputes the claims asserted and reserves all rights, objections and defenses, including with respect to commencement, service and arbitrability. During and after the quarter ended March 31, 2026, JAMS communicated regarding payment of the initial retainer and advised that, absent timely payment of respondent’s share, the matter would be placed on administrative stay. The Company responded while continuing to reserve all rights, objections and defenses. Other than the foregoing administrative communications, there were no material developments during the quarter ended March 31, 2026 with respect to the proceedings described in the Company’s Annual Report on Form 10-K.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information otherwise required by this Item. Nevertheless, management should consider whether any material updates to the risk discussion in the Company’s 2025 Annual Report should be voluntarily added here, particularly with respect to liquidity, convertible financings, project-level collections, arbitration matters, and the Multi-Film Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously Reported Sales. On January 20, 2026, in connection with the Labrys Fund II financing, the Company agreed to issue 200,000 shares of common stock as commitment shares in a transaction exempt from registration under Section 4(a)(2) and/or Rule 506 of Regulation D. On March 12, 2026, in connection with the Board’s approval of the Multi-Film Agreement, the Company became obligated, subject to the terms of the agreement and applicable approvals, to issue $350,000 in value of common stock to Bannor Michael MacGregor and The Noah Morgan Private Family Trust, split equally, likewise in a transaction represented as exempt under Section 4(a)(2) and/or Rule 506.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director Resignation. On March 16, 2026, Thomas Rauker resigned from the Company’s Board of Directors, effective immediately. The circumstances surrounding Mr. Rauker’s resignation were previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2026.

During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1	Multi-Film Investment and Compensation Agreement, effective January 27, 2026.
10.2	Amendment No. 1 to APHP/SSS Agreement, effective December 29, 2025.
10.3	Securities Purchase Agreement, dated January 20, 2026, with Labrys Fund II, L.P.
10.4	10% Promissory Note, dated January 20, 2026, issued to Labrys Fund II, L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Inline XBRL/Interactive Data Files.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PICTURE HOUSE CORPORATION

Date: May 13, 2026

By:	/s/ Bannor Michael MacGregor
Name:	Bannor Michael MacGregor
Title:	Chief Executive Officer

Date: May 13, 2026

By:	/s/ Daniel Hirsch
Name:	Daniel Hirsch
Title:	Principal Financial Officer / Chief Accounting Officer

5