Form 10-Q
period 2026-06-30
American Picture House Corp
filed 2026-08-14
CIK 1771995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-56586

American Picture House Corporation

(Exact name of registrant as specified in its charter)

Wyoming	7812	85-4154740
(State or another jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

As of August 13, 2026, the Registrant had 114,691,925 shares of common stock issued and outstanding.

AMERICAN PICTURE HOUSE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

GENERAL AND WHERE YOU CAN FIND MORE INFORMATION

Unless otherwise indicated, all references to the “Company,” “we,” “our,” and “APHP” refer to American Picture House Corporation, a Wyoming corporation. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S.$” and “$” are to the lawful currency of the United States of America.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2026

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$-	$124
Accounts receivable	121,816	1,150,000
Prepaid expenses	6,681	28,375
Receivable - related party	-	-
Total Current Assets	128,497	1,178,499

Produced and licensed content costs	1,175,000	300,000
Loans receivable, film financing arrangements	-	-
Intangible assets, net of accumulated amortization of $54,250 and $42,583 as of June 30, 2026 and December 31, 2025, respectively.	15,750	27,417

TOTAL ASSETS	1,319,247	1,505,916

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash overdraft	767	-
Accounts payable and accrued expenses	649,128	655,163
Deferred revenue, current portion	50,000	50,000
Interest payable - related party	35,546	42,200
Interest payable - EIDL loan	5,220	6,086
Note payable	287,996	115,000
Note payable - related party	519,525	647,209
Commercial Line of Credit	97,905	97,905

Total Current Liabilities	1,646,087	1,613,563

Economic injury disaster loan, non-current	149,900	149,900

Total Liabilities	1,795,987	1,763,463

Stockholders’ Equity (Deficit):
Common Stock $0.0001 par value. 1,000,000,000 authorized. 113,761,925 and 113,399,325 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	11,376	11,340
Preferred Stock $0.0001 par value. 1,000,000 authorized. 3,839 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	-	-
Additional paid in capital	7,580,975	7,557,507
Accumulated deficit	(8,069,091)	(7,826,394)
Total Stockholders’ Equity (Deficit)	(476,740)	(257,547)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,319,247	$1,505,916

* Derived from audited information.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenues	$-	$-	$1,220	$-

Cost of revenues	-	-	-	-
	-	-	1,220	-

Operating Expenses:
General and administrative	56,481	750,406	169,137	1,225,863
Research and development	-	-	-	-
Sales and marketing	2,204	1,369	3,786	1,830
Total Operating Expenses	58,685	751,775	172,923	1,227,693
Net Operating Loss	(58,685)	(751,775)	(171,703)	(1,227,693)

Other Income (Expenses):
Interest income	-	44	-	44
Interest expense	(12,773)	(8,897)	(70,994)	(21,816)
Net Other Income (Expenses)	(12,773)	(8,853)	(70,994)	(21,772)
Loss before income taxes	(71,458)	(760,628)	(242,697)	(1,249,465)
Income taxes	-	-	-	-
Net loss	$(71,458)	$(760,628)	$(242,697)	$(1,249,465)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares used in per share computation - Basic and Diluted	113,563,498	112,421,303	113,662,712	112,410,314

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2026 and 2025

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	112,399,325	$11,240	3,829	$-	$7,264,042	$(7,291,954)	$(16,672)

Preferred stock redeemed in exchange for assets	-	-	(10)	-	(256,000)	-	(256,000)

Stock option compensation	-	-	-	-	232,995	-	232,995

Net Loss	-	-	-	-	-	(488,837)	(488,837)

Balance, March 31, 2025	112,399,325	$11,240	3,819	$-	$7,241,037	$(7,780,791)	$(528,514)

Common Stock issued for services	500,000	50	20	-	109,950	-	110,000

Stock option compensation	-	-	-	-	73,035	-	73,035

Net Loss	-	-	-	-	-	(760,628)	(760,628)

Balance, June 30, 2025	112,899,325	$11,290	3,839	$-	$7,424,022	$(8,541,419)	$(1,106,107)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2025	113,399,325	$11,340	3,829	$-	$7,557,507	$(7,826,394)	$(257,547)

Financing costs settled in shares of stock	200,000	20	-	-	15,980	-	16,000

Note payable ($5,754) and financing costs ($1,750) settled in shares of stock	162,600	16	-	-	7,488	-	7,504

Net Loss	-	-	-	-	-	(171,239)	(171,239)

Balance, March 31, 2026	113,761,925	$11,376	3,829	$-	$7,580,975	$(7,997,633)	$(405,282)

Net Loss	-	-	-	-	-	(71,458)	(71,458)

Balance, June 30, 2026	113,761,925	$11,376	3,829	$-	$7,580,975	$(8,069,091)	$(476,740)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMERICAN PICTURE HOUSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$(242,697)	$(1,249,465)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Reserve for uncollectible receivable	-	196,200
Expiration of produced and licensed costs	-	150,834
Stock option expense	-	306,030
Commons stock issued for services	-	110,000
Preferred stock redeemed in exchange for assets	-	(42,642)
Note payable converted to equity	(5,754)	-
Financing costs paid in shares of common stock	23,504	-
Amortization expense	11,667	11,667
Change in operating assets and liabilities:
Accounts receivable	1,028,184	29,674
Prepaid expenses	21,694	(14,767)
Receivables - related party	-	4,086
Loans receivable, film financing arrangements	-	-
Produced and licensed costs	(875,000)	(1,200)
Cash overdraft	767	(21)
Accounts payable and accrued expenses	(6,035)	248,453
Interest payable - related parties	(6,654)	10,523
Interest payable - EIDL loan	(866)	(4,144)
Deferred revenue	-	-
Net Cash Flows from Operating Activities	(51,190)	(244,772)

Cash Flows from Investing Activities:
Intangible assets	-	-
Net Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	-	-
Proceeds from debt borrowings - related parties	2,626	259,906
Repayment of debt borrowings - related parties	(130,310)	(15,080)
Proceeds from commercial line of credit	-	1,050
Repayments on commercial line of credit	-	-
Proceeds from note payable	203,750	-
Repayment of note payable	(25,000)	-
Proceeds from sale of Common Stock	-	-
Net Cash Flows from Financing Activities	51,066	245,876

Net Increase in Cash and Cash Equivalents	(124)	1,104
Cash and Cash Equivalents, Beginning of Period	124	-
Cash and Cash Equivalents, End of Period	$-	$1,104
	$-
Non-cash Financing and Investing Activities:
Notes payable converted to Common Stock	5,754	-
Financing costs paid in Common Stock	23,504	-

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

APHP is an entertainment company focused on the development, packaging, financing and production of feature films and limited series. During 2025, the Company pivoted away from third-party consulting to concentrate on internally developed projects and selective strategic partnerships. As of June 30, 2026, APHP’s project participation includes BARRON’S COVE, POSE, THIEVES HIGHWAY, PROTECTOR and MOTION. BARRON’S COVE, POSE and THIEVES HIGHWAY were released in 2025; PROTECTOR was released in U.S. theaters on March 6, 2026; THE LAST TEMPTATION OF BECKY (“BECKY III”) and MOTION both were in post-production.

The Company had no employees as of June 30, 2026 and continued to rely on consultants and other independent contractors for corporate operations and project-level activities. The Company dissolved Devil’s Half-Acre, LLC and Ask Christine Productions, LLC on May 12, 2025.

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

Cash and Cash Equivalents

Cash equivalents are short-term highly liquid investments with original maturities of three months or less when acquired. Checks issued in excess of available bank balances are classified as a book overdraft within accounts payable and accrued expenses.

Accounts Receivable

Accounts receivable primarily consist of trade receivables due from customers for consulting services and from fees derived from licensing of IP to content providers worldwide. As of June 30, 2026, accounts receivable was related to the BUFFALOED CAMA (see Assigned Rights to feature film, BUFFALOED below) and collection service fees related to the Company’s contractual revenue collection rights to BARRON’S COVE. As of December 31, 2025, 100% of accounts receivable were due from collection service fees related to the Company’s contractual revenue collection rights under Amendment No. 1, dated December 29, 2025, to the Company’s agreement relating to BARRON’S COVE. Under that amendment, the Company is entitled to receive 100% of Net Revenues until it has received an aggregate of $1,150,000 (the “APHP Priority Amount”). There was no bad debt expense for the three and six months ended June 30, 2026 and 2025 and no additional allowance for doubtful accounts for the periods ended June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Accounts receivable, CAMA	$1,220	$-
Accounts receivable, Collection Service Fees	$120,596	1,150,000
	$121,816	$1,150,000

Produced and Licensed Content Costs

Capitalized production costs, whether produced or acquired/licensed rights, include development costs, direct costs and production overhead, and are subject to impairment evaluation when events or circumstances indicate the carrying value may not be recoverable. These amounts and licensed content are included in “Produced and Licensed Content Costs” on the balance sheet as follows:

	June 30, 2026	December 31, 2025
Films in development and pre-production stage	$1,175,000	$300,000
	$1,175,000	$300,000

BUFFALOED. Completed; Released. In November 2022, the Company obtained certain limited rights to the feature film BUFFALOED from Bold Crayon, Inc. (“BC”), including a secured position of a one million three hundred eighty-thousand-dollar ($1,380,000.00 USD) receivable against the film’s revenues as per the film’s Cash Asset Management Agreement (“CAMA”) and a 35% share of the profits generated thereafter (“the BC Assets”). During the three months ended June 30, 2026 and 2025, the Company reported revenues of $0 and $0, respectively, from the CAMA. During the six months ended June 30, 2026 and 2025, the Company reported revenues of $1,220 and $0, respectively, from the CAMA.

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

POSE. The Company’s POSE arrangement was restructured pursuant to the Multi-Film Investment and Compensation Agreement with SSS effective January 27, 2026.

THIEVES HIGHWAY. Completed; Released. APHP earned an “In Association With” credit.

PROTECTOR. Completed; Released. APHP earned an “In Association With” credit; PROTECTOR was released in U.S. theaters on March 6, 2026.

LAST TEMPTATION OF BECKY. Completed; not yet released. On May 26, 2026, the Company entered into a Master Investment and Co-Production Agreement with Becky III The Movie LLC and Russell Posternak (executed June 3, 2026) relating to the motion picture The Last Temptation of Becky (referred to in the agreement as “BECKY 3”). Under the agreement, the Company is entitled to a $360,000 senior equity recoupment preference, a participation in distribution fees, and related co-production and credit rights, in consideration of 250,000 shares of common stock and options to purchase 300,000 shares of common stock at an exercise price of $0.20 per share. The shares and options were issued on August 6, 2026; accordingly, no amount attributable to this title is included in produced and licensed content costs at June 30, 2026. See Note 9 – Subsequent Events. The picture had its world premiere at the Fantasia International Film Festival in Montreal on July 25, 2026 and is to be distributed by Quiver Distribution. As of the date of this report, no theatrical release date had been announced and the Company had collected no amounts in respect of its senior equity recoupment preference.

MOTION. In post-production. Pursuant to the Multi-Film Investment and Compensation Agreement with SSS Entertainment, LLC effective January 27, 2026, the Company agreed to provide a $500,000 funding amount relating to MOTION in exchange for an assigned economic interest attributable to such funding. The Company satisfied this funding obligation during the six months ended June 30, 2026 on a non-cash basis, and the related content interest is included in produced and licensed content costs at June 30, 2026. The Company is entitled to a production company credit pursuant to applicable agreements. As of the date of this report, no release date had been announced.

Intangible assets

The Company’s intangible assets include in-service and under-development websites and licensed internal use software. The capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a three-year period. Amortization expense totaled $5,833 and $5,833 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense totaled $11,667 and $11,667 for the six months ended June 30, 2026 and 2025, respectively.

Deferred Revenue

Deferred revenue represents the amount billed to clients that has not yet been earned, pursuant to agreements entered into in current and prior periods. As of June 30, 2026 and December 31, 2025, total net deferred revenue was $50,000 and $50,000, respectively. The $50,000 in deferred revenue relates to the grant of a producer credit to a proposed film.

Revenues and Costs from Services and Products

The Company’s revenue is derived from contracts with customers for consulting services and from the licensing and distribution of film and other entertainment rights. The Company has elected the ASC 606 “as invoiced” practical expedient with respect to its consulting services revenue. Revenue from films and licensed rights, including amounts received under cash asset management arrangements, is recognized when collection is deemed probable; ultimate revenues are estimated over a period not to exceed ten years following the date of initial release of the motion picture. Cost of revenues includes only those costs directly related to the services rendered. Revenues totaled $0 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $1,220 and $0 for the six months ended June 30, 2026 and 2025, respectively. All revenue recognized during the three and six months ended June 30, 2026 and 2025 was derived from film and licensed rights arrangements; the Company had no consulting services revenue in either period. Contract liabilities consist solely of deferred revenue as disclosed above; the Company had no contract assets at June 30, 2026 or December 31, 2025.

Fair Value Measurements

The Company measures and discloses fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier fair-value hierarchy prioritizes the inputs used in measuring fair value: Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities; Level 2 – observable inputs other than quoted prices; and Level 3 – unobservable inputs. The carrying value of cash and cash equivalents and all other short-term monetary assets and liabilities are estimated to approximate their fair value due to the short-term nature of these instruments.

Valuation of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally produced and licensed content costs) may be impaired or not recoverable, and measures impairment based on the projected discounted cash flows of the asset over its remaining life.

Stock-Based Compensation

The Company follows U.S. GAAP, which requires all stock-based compensation, including the grant of employee stock options, to be recognized in the statement of operations based on its fair value, recognized on a straight-line basis over the service period of each award. Refer to Note 6 for additional information.

Income taxes

The Company accounts for income taxes under FASB ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, measured using enacted tax rates. A tax position must be more-likely-than-not to be sustained upon examination for the related benefit to be recognized. The Company assesses its uncertain tax positions quarterly.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution from common stock equivalents only to the extent they are not anti-dilutive. For the three and six months ended June 30, 2026, potentially dilutive securities included Series A preferred shares and outstanding stock options.

	June 30, 2026	December 31, 2025
Convertible Preferred Stock	383,900,000	383,900,000
Stock options	3,583,471	3,833,471
	387,483,471	387,733,471

In addition to the securities presented above, at June 30, 2026 the Company had outstanding convertible notes payable under which shares of common stock may be issued upon conversion. Because the conversion price is variable and is determined by reference to the market price of the Company’s common stock at the time of conversion, the number of shares issuable upon conversion is not determinable as of the reporting date and has therefore not been included in the table. The Company has reserved an initial 12,000,000 shares of common stock for potential issuance upon conversion of the notes, subject to adjustment in accordance with their terms. See Note 4.

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

NOTE 3 – Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2026, the Company had a working capital deficit of approximately $1.5 million, an accumulated deficit of $8.1 million, and had no cash on hand and a book overdraft of $767. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s current plan to address these conditions includes continued project monetization efforts, borrowings from related parties or third parties, equity issuances or equity-linked financings, and disciplined management of operating expenditures. There can be no assurance that these efforts will be successful.

NOTE 4 – Notes Payable

Economic Injury Disaster Loan

The Company’s EIDL obligation had a carrying value of $149,900 at June 30, 2026, with accrued interest of $5,220. The Company’s EIDL obligation had a carrying value of $149,900 at December 31, 2025, with accrued interest of $6,086. The loan bears interest at 3.75% per annum and is secured by substantially all of the Company’s tangible and intangible assets.

Commercial Line of Credit

The American Express line of credit balance was $97,905 at June 30, 2026 and $97,905 at December 31, 2025. Borrowings bear interest at rates ranging from approximately 16.09% to 34.3% and are personally guaranteed by Mr. MacGregor.

Convertible note financing (Labrys Fund II)

On January 20, 2026, the Company entered into a securities purchase agreement with Labrys Fund II, L.P. (“Labrys”) pursuant to which the Company issued a 10% promissory note in the aggregate principal amount of $172,500 (which includes an original issue discount of $22,500) in exchange for a cash purchase price of $150,000. The note has a twelve-month maturity from the issue date and contains conversion features subject to the note’s terms and limitations. As additional consideration, the Company agreed to issue 200,000 shares of common stock as commitment shares. The purchase price was disbursed such that $114,000 was wired to the Company, $7,500 was paid to the placement agent (Enclave Capital LLC), $25,000 was directed to the investor for repayment of a portion of a prior promissory note, and $3,500 was withheld for the investor’s legal fees. There were no additional borrowings under this note during the quarter ended June 30, 2026.

During the six months ended June 30, 2026, Labrys converted $7,504 of principal (and fees) into 162,000 shares of Common Stock at a conversion price of $0.04615 per share of Common Stock. There were no principal conversions during the quarter ended June 30, 2026.

Subsequent to June 30, 2026, the 200,000 commitment shares issued in connection with the January 20, 2026 financing ceased to be held in restricted book-entry form with the Company’s transfer agent and became available for resale.

Convertible note financing (Quick Capital, LLC)

On April 17, 2026, the Company entered into a securities purchase agreement with Quick Capital, LLC (“Quick”) pursuant to which the Company issued a 12% promissory note in the aggregate principal amount of $31,250 (which includes an original issue discount of $22,500) in exchange for a cash purchase price of $23,000. The note has a twelve-month maturity from the issue date and contains conversion features subject to the note’s terms and limitations. The purchase price was disbursed such that $23,000 was wired to the Company, $2,000 was paid to the placement agent (Enclave Capital LLC), and $2,500 was withheld for the investor’s legal fees.

During the six months ended June 30, 2026, Labrys converted $7,504 of principal (and fees) into 162,000 shares of Common Stock at a conversion price of $0.04615 per share of Common Stock. There was no principal conversions during the quarter ended June 30, 2026.

NOTE 5 – Related Party Debt and Interest

Note Payable – Mr. MacGregor

During the three months ended June 30, 2026, the Company borrowed $2,626 from and repaid $17,973 of principal to Mr. MacGregor pursuant to a master loan agreement. During the six months ended June 30, 2026, the Company borrowed $2,626 from and repaid $130,310 of principal to Mr. MacGregor pursuant to a master loan agreement. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity. This note is not convertible. As of June 30, 2026, the Company owed $210,525 of principal and $2,788 of accrued interest on this note. As of December 31, 2025, the Company owed $338,209 of principal and $16,676 of accrued interest on this note.

Noah Morgan Private Family Trust Loan Agreement (“NMPFT”)

During the six months ended June 30, 2026, the Company did not borrow or repay any principal from the family trust. The master note agreement accrues interest at a rate of 4.4% due and payable in a lump sum upon maturity. This note is not convertible. $200,000 of these loan proceeds were used to fund the senior mezzanine loan to Barron’s Cove Movie, LLC. As of June 30, 2026, the Company owed $309,000 of principal and $32,758 of accrued interest on this note. As of December 31, 2025, the Company owed $309,000 of principal and $25,524 of accrued interest on this note.

NOTE 6 – Equity and Stock-Based Compensation

Authorized Capital. The Company has 1,000,000,000 common shares authorized and 1,000,000 preferred shares authorized, of which 100,000 are designated as Series A Convertible Preferred Stock.

Common and Preferred Shares. As of June 30, 2026 and December 31, 2025, the Company had 113,761,925 and 113,399,325 common shares and 3,839 and 3,839 Series A preferred shares issued and outstanding. As of August 13, 2026, the Company had 114,691,925 common shares and 3,839 Series A preferred shares issued and outstanding.

Share Issuances Subsequent to June 30, 2026. On August 6, 2026, the Company issued an aggregate of 930,000 shares of common stock, consisting of 250,000 shares issued in connection with the BECKY 3 Master Investment and Co-Production Agreement described in Note 9. Additionally, 680,000 shares were issued to three holders as described in Note 9. All such shares were issued as restricted securities bearing customary restrictive legends. As of August 13, 2026, the Company had 114,691,925 shares of common stock issued and outstanding.

Option grants to SSS Entertainment. The Multi-Film Investment and Compensation Agreement with SSS Entertainment, LLC contemplates the grant of nonqualified stock options to purchase an aggregate of 2,500,000 shares of common stock at an exercise price of $0.20 per share to Shaun Sanghani or his designees, assigns or nominees, subject to Board and/or committee approval, availability under the Company’s equity incentive plan, and execution of applicable award documentation. As of June 30, 2026, no such options had been granted, no grant date had been established for accounting purposes, and no compensation cost had been recognized. Effective July 1, 2026, the Board of Directors approved the grant of options to purchase an aggregate of 700,000 shares to four designees. The remaining 1,800,000 options contemplated by the agreement have not been approved or granted. See Note 9.

Stock Options. As of June 30, 2026 and December 31, 2025, 3,583,471 and 3,833,471 stock options, respectively, remained outstanding and exercisable. On August 6, 2026, the Company granted options to purchase 300,000 shares of common stock at an exercise price of $0.20 per share, with a term expiring May 26, 2028, in connection with the BECKY 3 Master Investment and Co-Production Agreement described in Note 9. Those options become exercisable only in proportion to the Company’s actual collection of its $360,000 senior equity recoupment entitlement, at a ratio of one option share for each $1.20 collected. No amounts had been collected as of the date of this report, and accordingly none of those options were exercisable.

The Company also granted options to purchase an aggregate of 700,000 shares of common stock effective July 1, 2026 to designees of SSS Entertainment, LLC. See Note 9.

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

BECKY 3 Master Investment and Co-Production Agreement. Effective May 26, 2026, and executed on June 3, 2026, the Company entered into a Master Investment and Co-Production Agreement and related ancillary agreements with Russ Posternak and Becky III The Movie LLC with respect to the motion picture BECKY 3. The Company is not obligated to fund any cash under the agreement. The Company is treated for economic purposes as having made a $300,000 senior equity investment in the picture, entitling it to recoup $360,000 out of the picture waterfall on a senior equity basis, pari passu with up to $300,000 of other senior equity, together with a distribution fee corridor participation, a participation in the producer’s future BECKY-related producer fees and backend, and an assignment of certain collateral recovery rights. As consideration, the Company agreed to issue 250,000 shares of common stock and to grant two-year options to purchase 300,000 shares of common stock at an exercise price of $0.20 per share, which options become exercisable proportionally as the Company collects its $360,000 recoupment entitlement. At June 30, 2026, the Company’s obligation to issue those securities remained subject to approval by the Company’s Board of Directors and other conditions precedent, and accordingly no shares had been issued, no options had been granted, and no amounts had been recorded in the accompanying condensed consolidated financial statements. The conditions were satisfied on August 6, 2026. See Note 9.

NOTE 8 – Related Party Transactions

The following is a summary of related party transactions for the three and six months ended June 30, 2026 and 2025:

CEO salary waiver; standstill on preferred transfers/conversions. On December 31, 2025, Mr. MacGregor, the Company’s Chief Executive Officer and controlling stockholder, delivered a letter to the Company’s Board confirming that he is waiving any cash salary effective January 1, 2025 through March 31, 2026, unless the Board expressly approves otherwise in a written resolution executed after the date of the letter, and confirming a standstill on the sale, transfer, pledge, or conversion of his preferred shares during the same period. MacGregor has extended the salary waiver and preferred standstill until at least June 30, 2026.

Professional fees / related party. During the three and six months ended June 30, 2025, the Company incurred approximately $45,000 and $90,000, respectively, of professional fees to a legal firm affiliated with a former member of the Company’s Board of Directors. No services were rendered by the legal firm during the first six months of 2026. At June 30, 2026 and December 31, 2025, the Company had approximately $136,000 and $146,000, respectively, included in accounts payable and accrued expenses owed to the legal firm.

Board consulting arrangements. During the three months ended June 30, 2026 and 2025, the Company had consulting services relationships with members of the Board of Directors whereby they were compensated a total of $0 and $15,000, respectively. During the six months ended June 30, 2026 and 2025, the Company had consulting services relationships with members of the Board of Directors whereby they were compensated a total of $0 and $30,000, respectively. The consulting services were provided as requested by management and could be terminated at any time without penalty.

Loans / Mr. MacGregor and family trust. See Note 5 for related-party note balances and activity.

Director share purchase. Subsequent to June 30, 2026, a member of the Board of Directors purchased shares of the Company’s common stock from the Company for cash. See Note 9.

NOTE 9 – Subsequent Events

Management has evaluated subsequent events through the date these condensed consolidated financial statements are issued.

Professional fee discussions (Aldous PLLC). During the quarter ended June 30, 2026, the Company and Aldous PLLC engaged in discussions regarding outstanding professional fees and entered into a tolling and standstill agreement effective March 1, 2026. Draft settlement documentation, including a proposed settlement amount of $103,598.52, was circulated, but no final settlement agreement was executed during the quarter.

BECKY 3, Board approval, share issuance and option grant. On August 6, 2026, the Company’s Board of Directors approved the Master Investment and Co-Production Agreement described in Note 7 and the issuance of securities thereunder. On the same date, the Company issued 250,000 shares of common stock to the producer as consideration for the credits and branding rights granted to the Company, and granted options to purchase 300,000 shares of common stock at an exercise price of $0.20 per share, with a two-year term expiring May 26, 2028. The options become exercisable in proportion to the Company’s actual collection of its $360,000 senior equity recoupment entitlement, at a ratio of one option share for each $1.20 collected, and are subject to a cashless exercise feature. The shares and options were issued and granted in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder. The Company received no cash consideration and paid no cash in connection with the transaction.

The 250,000 shares issued were measured at the closing price of the Company’s common stock on the OTCQB Marketplace on August 6, 2026 of $0.12 per share, resulting in aggregate consideration of $30,000. That amount will be recognized as promotional expense in the third quarter of 2026. The Company’s determination of fair value for financial reporting purposes is made by the Company in accordance with U.S. GAAP.

The 300,000 options were valued using the Black-Scholes option pricing model, resulting in an aggregate grant date fair value of approximately $14,000. The valuation used the following assumptions: a stock price of $0.12 per share, an exercise price of $0.20 per share, an expected term of 1.8 years, representing the remaining contractual term of the award, which the Company has elected to use as the expected term for nonemployee awards, expected volatility of 100%, a risk-free interest rate of 4.2%, and no expected dividends. Because the options become exercisable only upon the Company’s collection of the senior equity recoupment entitlement, which management has assessed as a performance condition that is not currently probable of achievement, no expense has been recognized with respect to the options.

Premiere of THE LAST TEMPTATION OF BECKY. On July 25, 2026, the motion picture referred to in the Master Investment and Co-Production Agreement as BECKY 3 had its world premiere at the Fantasia International Film Festival in Montreal. The picture is to be distributed by Quiver Distribution. As of the date of this report, no theatrical release date had been announced and the Company had collected no amounts in respect of its senior equity recoupment entitlement.

Option grants to SSS Entertainment designees. Effective July 1, 2026, the Company granted nonqualified stock options to purchase an aggregate of 700,000 shares of common stock, consisting of 175,000 options to each of four designees of SSS Entertainment, LLC, at an exercise price of $0.20 per share, pursuant to the Multi-Film Investment and Compensation Agreement described in Note 2. The options expire January 27, 2028. The aggregate grant date fair value, determined using the Black-Scholes option pricing model, was approximately $29,000, which will be recognized in the third quarter of 2026. The valuation used the following assumptions: a stock price of $0.12 per share, an exercise price of $0.20 per share, an expected term of 1.6 years, representing the remaining contractual term of the award, expected volatility of 100%, a risk-free interest rate of 4.2%, and no expected dividends. The remaining 1,800,000 options contemplated by that agreement have not been approved by the Board of Directors and have not been granted; accordingly, no grant date has been established and no cost has been recognized with respect to them.

Other share issuances. On August 6, 2026, in addition to the shares described above, the Company issued an aggregate of 680,000 shares of common stock. Of that amount, 600,000 shares were sold to two purchasers for cash at a price of $0.10 per share, for aggregate gross proceeds to the Company of $60,000, and 80,000 shares were issued to a third holder as compensation for services rendered to the Company. Of the shares sold for cash, 500,000 shares, for aggregate proceeds of $50,000, were purchased by Timothy Battles, a member of the Company’s Board of Directors. The purchase price was approved by the Board of Directors with Mr. Battles abstaining and reflects a discount from the quoted closing price of the Company’s common stock on August 6, 2026 of $0.12 per share, determined by the Board to reflect the restricted nature of the shares, which are subject to a holding period under Rule 144 and bear customary restrictive legends. The shares issued for services were measured at the closing price of the Company’s common stock on the OTCQB Marketplace on August 6, 2026 of $0.12 per share, resulting in a charge of $9,600 that will be recognized in the third quarter of 2026. All of the shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder, to purchasers who represented investment intent, in transactions not involving any general solicitation, and bear customary restrictive legends.

Transfers by principal stockholder. On August 6, 2026, The Noah Morgan Private Family Trust, a principal stockholder of the Company affiliated with the Company’s Chief Executive Officer, transferred an aggregate of 1,100,000 shares of common stock to unaffiliated transferees in privately negotiated transactions. The Company neither issued nor received any consideration in connection with these transfers, and they had no effect on the number of shares of common stock outstanding. Following the transfers, the trust held 20,036,048 shares of common stock.

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

Recent Developments During the Six Months Ended June 30, 2026

●	On January 20, 2026, we completed a convertible note financing with Labrys Fund II, L.P. for a $150,000 purchase price, including $114,000 of cash proceeds to the Company after specified deductions and offsets, together with a 10% promissory note in the original principal amount of $172,500, 200,000 commitment shares, and an initial 12,000,000-share conversion reserve.

●	Effective January 27, 2026, we entered into a Multi-Film Investment and Compensation Agreement with SSS Entertainment, LLC that revised our arrangement with respect to POSE, contemplated funding for MOTION, and contemplated an additional investment in an untitled SSS-produced picture, each subject to the terms of the agreement and applicable approvals.

●	On March 12, 2026, our Board approved entry into the Multi-Film Agreement and ratified Amendment No. 1 to the APHP/SSS Agreement relating to POSE and BARRON’S COVE, effective December 29, 2025.

●	PROTECTOR was released in U.S. theaters on March 6, 2026.

●	Effective May 26, 2026, and executed on June 3, 2026, we entered into a Master Investment and Co-Production Agreement, together with related ancillary agreements, with Russ Posternak and Becky III The Movie LLC relating to the motion picture The Last Temptation of Becky (referred to in the agreement as “BECKY 3”). Under the agreement, we are treated for all economic purposes as having made a $300,000 senior equity investment in the picture without funding any cash, entitling us to recoup 120% of that amount ($360,000) out of the picture waterfall on a senior equity basis, pari passu with up to $300,000 of other senior equity, together with a 10% distribution fee corridor participation, a 10% participation in the producer’s future BECKY-related producer fees and backend, an assignment of certain BARRON’S COVE collateral recovery rights, first look rights on future projects of the producer’s production company, and customary company and individual screen credits. As consideration, we agreed to issue 250,000 shares of common stock and to grant options to purchase 300,000 shares at $0.20 per share. Our obligation to deliver those securities was subject to approval by our Board of Directors and other conditions precedent, which were satisfied subsequent to quarter end. See Note 5, Note 7 and Note 9 to the condensed consolidated financial statements.

●	During the six months ended June 30, 2026, we applied $875,000 of amounts otherwise receivable by us toward our funding obligations under the Multi-Film Agreement, in exchange for content interests relating to MOTION and an untitled SSS-produced picture and in partial satisfaction of amounts payable with respect to POSE. The transaction did not involve the receipt or payment of cash. See Note 5 to the condensed consolidated financial statements and “Liquidity and Capital Resources — Produced and Licensed Content Costs” below.

●	During the six months ended June 30, 2026, Labrys Fund II, L.P. converted a portion of the January 2026 note into 162,600 shares of common stock. Scheduled amortization payments under the note commenced July 20, 2026.

Recent Developments Subsequent to June 30, 2026

●	Effective July 1, 2026, we granted options to purchase an aggregate of 700,000 shares of common stock, at an exercise price of $0.20 per share, to four designees of SSS Entertainment, LLC from the option pool contemplated under the Multi-Film Agreement.

●	On July 25, 2026, the picture had its world premiere at the Fantasia International Film Festival in Montreal under the title The Last Temptation of Becky. The picture is to be distributed by Quiver Distribution. As of the date of this report, no theatrical release date had been announced and we had collected no amounts in respect of our senior equity recoupment preference.

●	On August 6, 2026, our Board of Directors approved, and we issued, an aggregate of 930,000 shares of common stock, consisting of 500,000 shares to Timothy Battles, a director, and 100,000 shares to Pat Grant, in each case at $0.10 per share for cash; 80,000 shares to Monsour Hanoud in consideration of services; and 250,000 shares to Russell Posternak pursuant to the Master Investment and Co-Production Agreement. On the same date, we granted options to purchase 300,000 shares of common stock at an exercise price of $0.20 per share, with a term expiring May 26, 2028, pursuant to that agreement.

●	See Note 9 to the condensed consolidated financial statements for additional information regarding events subsequent to June 30, 2026.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change $

Revenues	$-	$-	$-

Cost of revenues	-	-	-
	-	-	-

Operating Expenses:
General and administrative	56,481	750,406	(693,925)
Research and development	-	-	-
Sales and marketing	2,204	1,369	835
Total Operating Expenses	58,685	751,775	(693,090)
Net Operating Loss	(58,685)	(751,775)	693,090

Other Income (Expenses):
Interest income	-	44	(44)
Interest expense	(12,773)	(8,897)	(3,876)
Net Other Income (Expenses)	(12,773)	(8,853)	(3,920)
Loss before income taxes	(71,458)	(760,628)	689,170
Income taxes	-	-	-
Net loss	$(71,458)	$(760,628)	$689,170

2

Revenues. The Company had no revenues during the three months ended June 30, 2026 and 2025.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2026 were $56,481, compared with $750,406 for the three months ended June 30, 2025. The 2025 period included $110,000 of stock-based compensation expense to a consultant, the write-off of $196,200 of loans receivable that management determined were uncollectible, and the expiration of rights to a screenplay carried on the books at $150,834. The 2025 period also included $73,000 of stock option expense compared to $0 in the 2026 period. These one-time expenses were offset by lower operational expenses including a $81,000 reduction in legal and professional fees and a $86,000 reduction in consulting fees.

Sales and Marketing Expenses. Sales and marketing expenses were $2,204 for the three months ended June 30, 2026, compared with $1,369 for the comparable prior-year period.

Interest Expense. Interest expense was $12,773 for the three months ended June 30, 2026, compared with $8,897 for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change $

Revenues	$1,220	$-	$1,220

Cost of revenues	-	-	-
	1,220	-	1,220

Operating Expenses:
General and administrative	169,137	1,225,863	(1,056,726)
Research and development	-	-	-
Sales and marketing	3,786	1,830	1,956
Total Operating Expenses	172,923	1,227,693	(1,054,770)
Net Operating Loss	(171,703)	(1,227,693)	1,055,990

Other Income (Expenses):
Interest income	-	44	(44)
Interest expense	(70,994)	(21,816)	(49,178)
Net Other Income (Expenses)	(70,994)	(21,772)	(49,222)
Loss before income taxes	(242,697)	(1,249,465)	1,006,768
Income taxes	-	-	-
Net loss	$(242,697)	$(1,249,465)	$1,006,768

Revenues. During the six months ended June 30, 2026, revenues were $1,220, compared with $0 for the six months ended June 30, 2025. The change was primarily attributable to income from the BUFFALOED CAMA.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2026 were $169,137, compared with $1,225,863 for the six months ended June 30, 2025. The 2025 period included $110,000 of stock-based compensation expense to a consultant, the write-off of $196,200 of loans receivable that management determined were uncollectible, and the expiration of rights to a screenplay carried on the books at $150,834. The 2025 period also included $306,030 of stock option expense compared to $0 in the 2026 period. These one-time expenses were offset by lower operational expenses including a $159,000 reduction in legal and professional fees and a $190,470 reduction in consulting fees.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2026 were $3,786, compared with $1,830 for the six months ended June 30, 2025.

Interest Expense. Interest expense for the six months ended June 30, 2026 was $70,994, compared with $21,816 for the prior-year period, with the change primarily attributable to credit card debt and the Labrys financings.

Liquidity and Capital Resources

As of June 30, 2026, we had no cash and cash equivalents, a book overdraft of $767 included in accounts payable and accrued expenses, a working capital deficit of $1,517,590, and an accumulated deficit of approximately $8.1 million. These conditions raise substantial doubt about our ability to continue as a going concern.

Operating Activities. During the six months ended June 30, 2026, net cash used in operating activities was $51,190, compared with net cash used in operating activities of $244,772 for the same 2025 period. The 2026 period reflects $1,029,404 of collections on amounts due under the Company’s BARRON’S COVE revenue collection rights and $875,000 applied toward funding obligations under the Multi-Film Investment and Compensation Agreement.

Investing Activities. The Company had no investing activities during the six months ended June 30, 2026 and 2025.

Produced and Licensed Content Costs. During the six months ended June 30, 2026, produced and licensed content costs increased from $300,000 to $1,175,000, and accounts receivable decreased from $1,150,000 to $121,816. The decrease in accounts receivable reflects $1,029,404 of collections on amounts due to the Company under its BARRON’S COVE revenue collection rights, offset by $1,220 of receivables arising during the period. The Company applied $875,000 toward its funding obligations to SSS Entertainment, LLC under the Multi-Film Investment and Compensation Agreement, in exchange for assigned economic interests in the related pictures, which amount is included in produced and licensed content costs. The Company assesses unamortized content costs for impairment in accordance with ASC 926-20 when events or changes in circumstances indicate that the fair value of the content may be less than its unamortized cost.

3

Financing Activities. During the six months ended June 30, 2026, net cash provided by financing activities was $51,066. The 2026 period reflects net proceeds and repayments from promissory notes of $203,750 and $25,000, respectively. Additionally, during the first six months of 2026, the Company borrowed and repaid $2,626 and $130,310 under related party notes payable. During the six months ended June 30, 2025, net cash provided by financing activities was $245,876. The 2025 period reflects $259,906 of borrowings and $15,080 of repayments under notes payable to related parties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, consisting of a lack of sufficient internal accounting personnel, a lack of segregation of duties, and a lack of sufficient internal controls (including information technology general controls) encompassing the Company as a whole at the entity and transaction levels to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions intended to address these material weaknesses, subject to the availability of financial resources, including engaging additional accounting and finance personnel or third-party accounting resources, enhancing documentation supporting complex and non-routine transactions, and formalizing review procedures over the preparation of periodic reports. Remediation efforts were not complete as of June 30, 2026 and remain ongoing. Because the Company’s ability to implement these measures depends in part on obtaining additional capital, there can be no assurance that such efforts will be successful or that they will fully address the material weaknesses identified.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in arbitration proceedings arising out of certain consulting agreements. During 2025, demands for arbitration were submitted to JAMS in Jonathan Sanger v. American Picture House Corporation (JAMS Case No. 5220010741) and Michael Jones v. American Picture House Corporation (JAMS Case No. 5220010727), with JAMS advising that the Jones matter had been consolidated with the Sanger-caption matter under Case No. 5220010741. The Company disputes the claims asserted and reserves all rights, objections and defenses, including with respect to commencement, service and arbitrability. Other than the foregoing, there were no material developments during the quarter ended June 30, 2026 with respect to the proceedings described in the Company’s Annual Report on Form 10-K.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously Reported Sales. On January 20, 2026, in connection with the Labrys Fund II financing, the Company agreed to issue 200,000 shares of common stock as commitment shares in a transaction exempt from registration under Section 4(a)(2) and/or Rule 506 of Regulation D. On March 12, 2026.

Sales Subsequent to Quarter End. On August 6, 2026, the Company issued an aggregate of 930,000 shares of common stock in transactions not involving any public offering. Of that amount, 250,000 shares were issued to the producer under the Master Investment and Co-Production Agreement relating to the motion picture BECKY 3, together with options to purchase 300,000 shares of common stock at an exercise price of $0.20 per share, in each case as consideration for credits, branding rights and the economic entitlements granted to the Company under that agreement; and 680,000 shares were issued to three holders, consisting of 600,000 shares sold for cash at a price of $0.10 per share for aggregate gross proceeds of $60,000, and 80,000 shares issued as compensation for services rendered to the Company. The Company received $60,000 of gross proceeds, which were used for general working capital purposes, and no underwriting discounts or commissions were paid. The Company received no cash proceeds with respect to the shares issued under the BECKY 3 agreement or the shares issued for services. All of the securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder. Each recipient represented that the securities were being acquired for investment and not with a view to distribution, no general solicitation or general advertising was used, and the securities are subject to customary restrictive legends. The shares issued represented less than 1% of the Company’s outstanding common stock. See Note 6 and Note 9 to the condensed consolidated financial statements.

Of the 600,000 shares sold for cash, 500,000 shares were purchased by a member of the Company’s Board of Directors, who is an accredited investor within the meaning of Rule 501(a)(4) of Regulation D by virtue of his position as a director.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1	Master Investment and Co-Production Agreement, dated as of May 26, 2026, by and among APHP, Russ Posternak, and Becky III The Movie LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Inline XBRL/Interactive Data Files.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PICTURE HOUSE CORPORATION

Date: August 13, 2026

By:	/s/ Bannor Michael MacGregor
Name:	Bannor Michael MacGregor
Title:	Chief Executive Officer

Date: August 13, 2026

By:	/s/ Daniel Hirsch
Name:	Daniel Hirsch
Title:	Principal Financial Officer / Chief Accounting Officer

6